Form 10-K
period 2004-12-31
FIELDSTONE INVESTMENT CORP
filed 2005-03-25
CIK 1271831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-50938

Fieldstone Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland		74-2874689
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11000 Broken Land Parkway, Suite 600, Columbia, MD	21044	410-772-7200
(Address of principal executive offices)	(Zip Code)	(Telephone No., including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

As of June 30, 2004, the last trading day of our last second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the NASDAQ National Market on February 3, 2005.

Number of shares of Common Stock outstanding at March 22, 2005: 48,839,626

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Stockholders, subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004.

Cautionary Advice Regarding Forward-Looking Statements

Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. These statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•       general volatility of the capital markets;

•       availability, terms and deployment of capital;

•       changes in our industry, interest rates or the general economy;

•       increased rates of default under or prepayments of our mortgage loans;

•       changes in government regulations that affect our ability to originate mortgage loans;

•       the degree and nature of our competition; and

•       the other factors referenced in this Report, including those set forth under the sections entitled “ ITEM 1. Business—Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.                BUSINESS.

Overview

We are a fully integrated mortgage banking company that has a portfolio of mortgage loans we originated and that originates, securitizes, sells and services non-conforming and conforming single-family residential mortgage loans. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. We originate loans for borrowers nationwide through our operating subsidiary, Fieldstone Mortgage Company (Fieldstone Mortgage). Fieldstone Mortgage has been operating since 1995, and we believe we have developed processes and criteria that promote sound underwriting and pricing decisions and provide the ability to approve and fund quality non-conforming and conforming loans efficiently.

We originate loans through our two primary channels: non-conforming and conforming. Each channel has wholesale and retail lending divisions. We maintain a wholesale network of over 4,700 independent mortgage brokers, of which approximately 4,200 are non-conforming brokers and 500 are conforming brokers serviced by 15 regional operations centers. In addition, we operate a network of non-conforming retail branch offices and conforming retail branch offices located in 26 states throughout the country.

In August 2003, we began implementing our current business strategy of retaining a portion of the non-conforming loans that we originate on a long-term basis in a portfolio, financed primarily by issuing mortgage-backed securities secured by these loans. Our goal is to build and manage a portfolio of loans with superior risk-adjusted returns to generate for our stockholders stable cash flows and dividends based on managing the credit quality of loans, the interest rate risk of the portfolio and the level of leverage we use to finance our portfolio. As of December 31, 2004, we have completed six securitizations totaling $4.7 billion and added $4.8 billion to our portfolio of loans held for investment. We continue to sell to third parties a portion of the non-conforming loans and all of the conforming loans that we originate, on a servicing-released basis.

History and Structure

We were formed on August 20, 2003 as a Maryland corporation and a wholly owned subsidiary of Fieldstone Holdings Corp., a Delaware corporation. In 1998, Fieldstone Holdings acquired Fieldstone Mortgage Company, a Maryland corporation formed in 1995 that has been originating and selling residential mortgage loans since 1996. On November 14, 2003, we completed a private offering of 47.15 million shares of our common stock pursuant to Rule 144A, Regulation S and Regulation D under the Securities Act of 1933, as amended (referred to herein as the 144A Offering), which yielded net proceeds of approximately $658.1 million. In connection with the private offering, we merged with Fieldstone Holdings. As the surviving entity, we succeeded to all of the assets and liabilities of Fieldstone Holdings, and Fieldstone Mortgage became our wholly owned principal operating subsidiary.

Pursuant to the merger, the shareholders of Fieldstone Holdings received 565.38168 shares of our common stock for each share of common stock of Fieldstone Holdings. Immediately following the closing of the 144A Offering, we redeemed the shares of common stock held by a group of former shareholders of Fieldstone Holdings for approximately $188.1 million of the net proceeds of the 144A Offering.

We have elected to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code. Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of gross income, the composition and values of assets, distribution levels and the diversity of ownership of shares.

We have elected to treat Fieldstone Mortgage as a taxable REIT subsidiary (TRS). This entity earns income and engages in activities that are not meant to occur in a REIT. For example, a TRS could earn income from the servicing and origination and sale of loans, which would not be qualifying income for purposes of the REIT income tests. A TRS is taxed as a regular corporation, and its net income is, therefore, subject to federal, state and local corporate level tax.

In addition to Fieldstone Mortgage, we have two other wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp. (FMOC) and Fieldstone Servicing Corp. (FSC), which were formed on February 3, 2004 as Maryland corporations and are treated as qualified REIT subsidiaries. FMOC holds securities and ownership interests in owner trusts and other securitization entities, including securities issued by us or on our behalf. FMOC holds the equity interests in our securitized pools of mortgage loans, as well as any derivatives designated as interest rate hedges related to our securitized debt. FSC holds the rights to direct the servicing of our loans held for investment.

Strengths

We believe that we possess the following strengths that allow us to compete effectively and will enable us to continue to expand our business:

•       Corporate Culture of Integrity, Service, Efficiency and Teamwork.   We have grown over the past 10 years with a focus on the integrity of our personnel and our loans, a commitment to customer service and a commitment to constant improvement of our operations to achieve higher service levels, greater efficiencies and lower costs. Our entire team, including senior management, regional managers, branch managers, loan originators, processors, underwriters, funders and shippers, together with the quality control, secondary, shipping, servicing, information systems, accounting, legal, human resources, finance, internal audit and treasury employees in our home office, work as a team in the loan origination, sales, interim servicing and securitization processes. Our philosophy is that each aspect of originating a loan, from setting underwriting guidelines to processing loan applications to funding loans to entering loan data, is equally important in the origination process.

•       Disciplined and Efficient Underwriting Guidelines and Supporting Processes and Technology.   We believe we have a disciplined approach to underwriting mortgage loans using complex and integrated risk management techniques, together with effective implementation of technology to support operating efficiency and to lower our costs, maintain the consistency of our credit decisions and drive loss mitigation efforts. We believe that this allows us to make reliable and timely credit underwriting decisions and to offer a competitive price.

•       Quality Customer Service.   Our loan officers and account executives work closely with our customers and our internal customer-focused processing and underwriting teams to provide high quality service and to be responsive to borrowers’ and brokers’ needs. We believe our focus on service, quality and efficiency results in increased originations through referrals and repeat business from brokers and other financial service companies.

•       Comprehensive Product Offering.   We offer a wide array of loan products to our customers. We offer first and second lien loan programs as either fixed-rate loans or adjustable-rate mortgage loans (ARMs), including hybrid loans with an initial fixed interest rate that subsequently converts to an adjustable rate. In addition, we offer ARM loans with an “interest only” feature for the first five years of the loan.

•       Management Experience and Expertise.   Our management team has an average of over 17 years of experience in mortgage banking, securitization and specialty finance businesses. Our experienced management team has developed the comprehensive originating processes, procedures and technology that we believe help to position us as a high quality, low-cost, customer-focused residential mortgage loan originator.

•       Successful Securitizations.   As of December 31, 2004, we have completed six securitizations. In connection with these securitizations, we believe that we have (i) established a credible relationship with various nationally recognized credit rating organizations, (ii) begun to establish a track record with investors in mortgage-backed securities and (iii) begun to monitor a number of performance characteristics of each loan pool by building a loan performance database to improve risk management, loan product design and pricing, and to ensure adequate risk-adjusted returns. We use securitizations to match fund the maturities of our debt with the scheduled repayment of our loans. We believe that building a history of issuing successful securitizations will facilitate our ability to execute additional securitizations and create a continued source of long-term financing for our portfolio in the future.

Production Segments

We have been originating mortgage loans since 1996. We originate loans through our two primary channels: non-conforming and conforming. A non-conforming loan is a loan that is ineligible for purchase by Fannie Mae or Freddie Mac due to either loan size, credit characteristics of the borrower or documentation standards in connection with the underwriting of the borrower’s income. The credit characteristics that cause a loan to be ineligible include those where there is a relatively higher level of debt service carried by the borrower, higher LTV, and loans by borrowers who may have a record of credit write-offs, outstanding judgments, prior bankruptcies and other credit items that do not satisfy the Fannie Mae or Freddie Mac underwriting guidelines. Documentation standards that are not eligible may include borrowers who provide limited or no documentation of their income in connection with the underwriting of the related mortgage loan. During 2004 and 2003, we originated approximately $7.5 billion and $7.4 billion, respectively, of mortgage loans, of which approximately 83% and 70%, respectively, were non-conforming loans and 17% and 30%, respectively, were conforming loans.

Each channel has a wholesale and retail lending division. The primary difference between wholesale and retail lending is the borrower’s point of contact. For wholesale loans, an independent mortgage broker is the borrower’s primary contact. The broker sends a completed loan application to us for underwriting. For retail loans, we contact the borrower directly. For all loans that we fund, we control the credit underwriting, documentation and closings. We maintain a wholesale network of over 4,700 independent mortgage brokers, of which approximately 4,200 are non-conforming brokers and 500 are conforming brokers. We operate our own network of non-conforming retail branch offices and conforming branch offices located in 26 states throughout the country.

Our business, therefore, is divided into four production segments, non-conforming wholesale, non-conforming retail, conforming wholesale and conforming retail. You will find information concerning the financial results of our four production segments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section entitled “Production Segment Results.”

The following table summarizes information regarding our total loan originations in 2004 and 2003 by production segment (in thousands):

	Year Ended December 31,
	2004		2003
Production Segment	Loans Originated	Percentage of Total Originations	Loans Originated	Percentage of Total Originations
Non-Conforming Wholesale Segment	$5,529,824	74%	$4,477,756	61%
Non-Conforming Retail Segment	655,221	9%	670,426	9%
Conforming Wholesale Segment	922,335	12%	1,523,920	21%
Conforming Retail Segment	367,867	5%	699,948	9%
Total Originations	$7,475,247	100%	$7,372,050	100%

Non-Conforming Wholesale Segment

We have non-conforming wholesale operations centers in the following 12 states: Arizona, California (4), Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Minnesota, Texas and Washington. We originate wholesale non-conforming loans through a network of over 4,200 independent mortgage brokers that are solicited by and have contact with our account executives. Our account executives provide on-site training to broker personnel on the use of our products and services and help facilitate the funding of loans. In the wholesale origination process, brokers identify the prospective borrower, assist the borrower with completion of the loan application, gather necessary documentation and serve as the borrowers’ initial “point of contact.”

We conduct due diligence on independent mortgage brokers with whom we consider doing business. Our due diligence process includes reviewing the broker’s financial condition, running credit checks on its principals, and verifying a good standing status with applicable regulators. Once approved, we require that a mortgage broker sign an agreement that governs the mechanics of doing business with us and sets forth the representations and warranties the broker makes to us regarding each loan.

We review and underwrite every loan application submitted by our broker network, approve or deny each application and set the interest rates, costs, fees and other terms of the loan (which the broker evaluates with the borrower). Once all conditions to the closing of the loan have been met to our satisfaction, we create the closing documents for the loan, arrange an insured closing with a title company or closing agent and then fund the loan. The brokers conduct all marketing to borrowers for our wholesale loans and earn a brokerage fee on the loans they originate, including both fees paid by the borrower directly and premiums we pay directly to the brokers in addition to those fees, known as “yield spread premiums.” Our wholesale broker network allows us to increase our volume of loan originations without incurring the significantly greater overhead or marketing expenses associated with direct sales to consumers.

Non-Conforming Retail Segment

We have non-conforming retail lending offices in the following 19 states: Arizona, California (2), Colorado, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Nevada, Oklahoma, Oregon, Tennessee, Texas and Washington. We market retail non-conforming loans through a variety of methods, including direct mailings, the Internet, print and telephone directory advertisement, and affinity lending relationships. Our loan officers identify loan applicants and assist the applicants in gathering their loan documentation. Our processors enter the borrower information into FieldScore, our proprietary automated pre-qualification system. We believe that this regional presence enables us to provide better service to our customers and allows us to satisfy the lender criterion most important to our customers: speed of approval and funding. We also believe that local loan officers and branch managers are better suited to avoiding fraudulent loan applications based on their knowledge of their local market.

Conforming Wholesale Segment

We have conforming wholesale operations centers in the following four states: California, Colorado, Florida and Massachusetts. We originate wholesale conforming loans through a network of approximately 500 independent mortgage brokers that are solicited by and have contact with our account executives. Our account executives provide on-site training to broker personnel on the use of our products and services and help facilitate the funding of loans. In the wholesale origination process, brokers identify the prospective borrower, assist the borrower with completion of the loan application, gather necessary documentation and serve as the borrowers’ initial “point of contact.”

We conduct due diligence on independent mortgage brokers with whom we consider doing business. Our due diligence process includes reviewing the broker’s financial condition, running credit checks on its principals, checking business references and verifying a good standing status with applicable regulators. Once approved, we require that a mortgage broker sign an agreement that governs the mechanics of doing business with us and sets forth the representations and warranties the broker makes to us regarding each loan.

We review and underwrite every loan application submitted by our broker network, or approve or deny each application and set the interest rates, costs, fees and other terms of the loan (which the broker evaluates with the borrower). Once all conditions to the closing of the loan have been met to our satisfaction, we create the closing documents for the loan, arrange an insured closing with a title company or closing agent and then fund the loan. The brokers conduct all marketing to borrowers for our wholesale loans and earn a brokerage fee on the loans they originate, including both fees paid by the borrower directly and premiums we pay directly to the brokers in addition to those fees. Our wholesale broker network allows us to increase our volume of loan originations without incurring the significantly greater overhead or marketing expenses associated with direct sales to consumers.

Conforming Retail Segment

We have conforming retail lending offices in the following eight states: Arizona, Colorado, Kentucky, Maryland, North Carolina, Virginia, Tennessee and Texas. We market retail conforming loans through a variety of methods, including the Internet and print advertisement. Our loan officers identify loan applicants and assist the applicants in gathering their loan documentation. Our loan officers or processors enter the borrower information into the automated underwriting systems of Fannie Mae, Freddie Mac or one of our institutional investors. We believe that this regional presence enables us to provide better service to our customers and allows us to satisfy the lender criterion most important to our customers: speed of approval and funding. We also believe that our local loan officers and branch managers are better suited to identify potentially fraudulent loan applications based on their knowledge of the local market.

Loan Originations by Borrower Purpose

The following table sets forth information about our 2004 and 2003 loan production based on borrower purpose (in thousands):

	Year Ended December 31,
	2004		2003
	Loans Funded	Percentage of Total Loans	Loans Funded	Percentage of Total Loans
Non-Conforming:
Refinance of existing mortgage	$2,519,273	41%	$2,056,092	40%
Purchase of home	3,665,772	59%	3,092,090	60%
Total Non-Conforming	$6,185,045	100%	$5,148,182	100%
Conforming:
Refinance of existing mortgage	$727,908	56%	$1,567,495	70%
Purchase of home	562,294	44%	656,373	30%
Total Conforming	$1,290,202	100%	$2,223,868	100%

Our non-conforming division focuses on lending to borrowers for the purchase of a home. We believe these originations, as well as cash-out refinances, are less dependent on the relative level of interest rates than rate-term refinances.

Geographic Concentration of Originations

The following tables set forth aggregate dollar amounts and the percentage of all loans we originated in 2004 and 2003 by state (in thousands):

	Year Ended December 31,
	2004		2003
Non-Conforming
California	$2,772,306	45%	$2,616,298	51%
Illinois	495,075	8%	426,020	8%
Colorado	386,844	6%	395,098	8%
Arizona	299,392	5%	222,222	4%
Texas	262,816	4%	201,689	4%
Massachusetts	259,530	4%	127,178	2%
Florida	242,680	4%	158,922	3%
Washington	210,678	3%	141,942	3%
Maryland	118,919	2%	96,423	2%
Minnesota	99,854	2%	72,598	1%
Other	1,036,951	17%	689,792	14%
Total	$6,185,045	100%	$5,148,182	100%

	Year Ended December 31,
	2004		2003
Conforming
California	$575,476	45%	$969,115	44%
Maryland	126,610	10%	235,669	11%
Massachusetts	118,549	9%	20,037	1%
Colorado	104,068	8%	327,981	15%
Texas	91,627	7%	169,021	8%
Illinois	40,199	3%	100,805	4%
Virginia	37,364	3%	50,683	2%
New Hampshire	32,488	3%	7,313	0%
Florida	30,783	2%	120,945	5%
Arizona	26,726	2%	36,507	2%
Other	106,312	8%	185,792	8%
Total	$1,290,202	100%	$2,223,868	100%

Our loan originations are concentrated heavily in California because it is the largest mortgage market and, for our non-conforming loans, our underwriting, product design and pricing philosophies address the apparent needs of California borrowers: non-standard credit profiles, interest in low downpayment products, payment-focused and higher home values.

Loan Products

We offer both fixed-rate loans and adjustable-rate loans, or ARMs, to our non-conforming and conforming borrowers, including hybrid loans with an initial fixed interest rate that subsequently convert to an adjustable rate. The payments on our ARM loans are adjustable from time to time as interest rates change, generally after an initial two-year period during which the loans’ interest rates are fixed and do not change. After an initial fixed rate period, the borrowers’ payments on our ARM loans generally adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. In addition, we offer ARM loans with an “interest only” feature for the first five years of the loan. Borrowers with this loan feature do not begin to re-pay the principal balance of the loans until after the fifth year of the loan. After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining 25 years of the loan. Our loan products are available at different interest rates and with different origination and application points and fees, depending on the particular borrower’s risk classification. See “Business—Underwriting Guidelines.” If permitted by applicable law and agreed to by the borrower, we may include a prepayment fee that is triggered by a loan’s full or substantial prepayment early in the loan’s term. Approximately 62.2% of the loans we originated in 2004 and approximately 56.8% of the loans we originated in 2003 included some form of prepayment fee.

Non-Conforming Loan Products

We underwrite each non-conforming loan that we originate in accordance with our underwriting guidelines. Our underwriting guidelines are established by our credit committee, which is composed of our senior management team, including our President and Chief Executive Officer, Executive Vice President—Secondary Marketing, Chief Financial Officer, Chief Credit Officer, Senior Vice President—Investment Portfolio and the Executive Vice President—Non-Conforming Wholesale Division. The credit committee meets on an as-needed basis to review proposed changes to our underwriting guidelines. We have developed underwriting processes and criteria that we believe generate high quality loans and give us the ability to approve and fund loans quickly. Our guidelines help us evaluate a borrower’s credit history, willingness and ability to repay the loan as well as the value and adequacy of the collateral, based on the experience we have had with similar loans in the past, and on industry performance data. Our underwriting guidelines are designed to generate loans that balance the credit risk of the borrower with the LTV and interest rate of the loan to provide stable risk-adjusted returns for our portfolio. In addition, our guidelines are designed to afford us the opportunity to sell any of our loan products to two or more institutional buyers of mortgages.

We consider a combination of factors in order to assess the borrower’s ability and willingness to repay the loan according to its terms, which is the basis for our underwriting guidelines and risk-based pricing:

•       Credit History:   A borrower’s past mortgage payment history, foreclosure history, bankruptcy history as well as other consumer debt payment history. We obtain a credit report on each borrower from a third-party vendor that merges the credit data from the three national credit data repositories (Equifax, TransUnion, and Experian). We segment loans based upon risk grades determined by the borrower’s credit history.

•       Credit Score:   Typically referred to as either the “credit score” or “FICO score”, which is a statistical ranking of likely future credit performance developed by Fair Isaac, & Company. We require a minimum credit score, or FICO, of 500 and use the middle of the three scores (or lower of two) from the three national credit bureaus when classifying a borrower.

•       Debt-to-Income:   The debt-to-income, or DTI, is the ratio of a borrower’s total mortgage and consumer monthly debt payments to total monthly income. The maximum DTI varies based upon the loan-to-value, credit history and income documentation of a particular borrower.

•       Appraisal:   We require a full appraisal of each property that is prepared by a licensed, third-party, fee-based appraiser. The appraisals include an inspection of the exterior and interior of the subject property. The appraisal contains a cost analysis based on the current cost of constructing a similar home, a market value analysis based upon recent sales of comparable homes in the area and an income analysis (where appropriate). Before we fund any mortgage loan, a non-affiliated appraisal review firm or one of our qualified underwriters reviews every appraisal using additional data to evaluate the appraisal. Except under defined circumstances, we order either automated valuation models (AVMs), desk reviews, field reviews or second full appraisals or other valuation tools on all of our non-conforming loans to validate the appraisals.

•       Loan-to-Value:   The loan-to-value, or LTV, is the ratio of the amount of the loan to the appraised value. Combined-loan-to-value, or CLTV, is the ratio of first and second lien loans to the appraised value. Our guidelines allow for loans up to 100% LTV or 100% CLTV. As a borrower’s credit history and credit score decline in quality, the maximum allowable LTV or CLTV available to a borrower declines. Substantially all of our second lien loans are funded simultaneously with a first lien. In 2004 and 2003, these simultaneous fundings had an average CLTV of 98.7% and 99.9%, respectively.

•       Property Type:   We lend against residential real estate, which includes properties up to 4 units, condominiums and planned unit developments.

•       Owner Occupancy Status:   We provide separate requirements depending upon whether the property securing the loan will be the borrower’s primary residence, second home or an investment property, and generally we require a lower LTV and higher interest rate for second homes and investment properties.

•       Loan Size:   Our minimum loan size for first liens is $50,000 and for second liens is $20,000; our maximum loan size for first liens is $1 million and for second liens is $250,000. Our maximum loan size is $1 million on the combination of a first lien and second lien. With larger loan amounts, we generally require a lower LTV or CLTV.

Conforming Loan Products

The most common types of loans we offer through our conforming division (which does business as Broad Street Mortgage Co.) consist of:

•       Conventional Loans.   Loans that meet the underwriting standards of Fannie Mae, Freddie Mac or institutional investors. These conventional loans are considered by us to be of the A+ and A risk classifications.

•       FHA Loans.   Loans to buyers who qualify through the Federal Housing Authority’s loan mortgage insurance program, designed to help give prospective home buyers the opportunity to qualify for a mortgage when they may not otherwise qualify. The Department of Housing and Urban Development assumes some of the risk on the loan by providing levels of guarantees provided that the loans are underwritten to their guidelines.

•       VA Loans.   Loans guaranteed by the Veterans Administration pursuant to a loan guarantee program available to qualified veterans of the U.S. armed services. This guarantee provides protection to us and the purchaser of our VA loans against defaults and delinquencies, and enables veterans to obtain mortgages when they might not otherwise qualify, and with little to no down payment.

•       Jumbo Loans.   Loans that generally meet the underwriting standards of Fannie Mae and Freddie Mac, except for the amount of the loan. Fannie Mae and Freddie Mac are prohibited from owning or guaranteeing single-family residential mortgage loans with balances greater than a certain dollar limit which is re-set annually. Loans with balances in excess of this amount are referred to as jumbo loans.

Underwriting

Our underwriting process requires a rigorous application review and documentation designed to maximize the value of our mortgage loans. If an individual loan application does not meet our formal written underwriting guidelines, but the underwriter has a documented belief both that the borrower has the ability and willingness to pay and that the property provides adequate collateral for the borrower’s obligations, our underwriters can make underwriting exceptions according to our written exception policies and approval authorities. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market. For many of our higher debt ratio and LTV loan programs, we do not allow exceptions to our underwriting guidelines.

We do not permit variations from our guidelines without significant equity in the property securing the loan or other compensating factors. However, for lower LTV loans or for borrowers with higher credit scores or lower debt ratios, our underwriting policy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset areas of weakness. These compensating factors include credit scores, proposed reductions in the borrower’s debt service expense, employment stability, number of years in residence and net disposable income. Based upon this analysis and the information generated by our FieldScore software, we can make pre-qualification decisions generally within minutes. We then determine loan terms and conditions to produce loans that we believe are appropriately priced relative to principal amount and other factors, meet our quality standards and are profitable.

All of our non-conforming loans are underwritten by our on-staff underwriting personnel. We do not delegate underwriting authority to any broker or third party. Our underwriters review each non-conforming loan in one of our 15 regional operations centers. We regularly train our loan originators on emerging trends in production, and we believe that our originators and underwriters are highly qualified and experienced and are familiar with our underwriting guidelines.

We underwrite and process all of our conforming loans according to the automated underwriting systems or guidelines of Fannie Mae, Freddie Mac, FHA, VA or institutional investors, or these loans are underwritten by our correspondent or the purchaser on a pre-funded basis. In addition, for our conforming loans we review credit scores from one or more nationally recognized credit scoring models. We perform our conforming loan underwriting using our on-staff underwriting personnel or by contract personnel dedicated to one of our branches. We submit our conforming loans to the automated underwriting systems of Fannie Mae (Desktop Underwriter) or Freddie Mac (Loan Prospector) or to the automated underwriting systems of other secondary market participants.

Originated Non-Conforming Loan Characteristics

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the year ended December 31, 2004 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$3,096,608	50.1%	7.1%	630	$143	85.7%	91.3%
Stated Income Wage Earner	1,574,074	25.4%	7.2%	691	150	83.1%	94.9%
Stated Income Self Employed	905,961	14.6%	7.4%	673	152	82.3%	93.3%
24 Month Bank Statements	290,914	4.7%	7.1%	633	191	87.0%	92.6%
12 Month Bank Statements	289,149	4.7%	7.1%	641	174	84.0%	91.6%
Limited Documentation	28,339	0.5%	7.2%	639	149	81.0%	89.7%
Total	$6,185,045	100.0%
Weighted Average/Average			7.2%	652	$149	84.5%	92.6%

Credit Score

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$375,871	6.1%	7.8%	530	$152	79.2%	80.3%	82.7%
550 – 599	788,176	12.7%	7.4%	577	160	84.6%	86.3%	77.4%
600 – 649	1,639,393	26.5%	7.2%	627	152	86.0%	92.2%	67.5%
650 – 699	2,105,717	34.1%	7.1%	673	144	84.5%	95.5%	33.3%
700 or greater	1,275,888	20.6%	6.9%	732	148	84.0%	95.8%	29.0%
Total	$6,185,045	100.0%
Weighted Average/Average			7.2%	652	$149	84.5%	92.6%	50.1%

Product Type

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
6 month LIBOR ARM	$3,384	0.1%	6.4%	686	$260	79.7%	91.2%	6.5%
6 month LIBOR ARM IO	11,667	0.2%	6.6%	688	220	80.9%	95.3%	20.0%
2/28 LIBOR ARM	1,894,070	30.6%	7.3%	628	153	84.7%	91.6%	56.8%
2/28 LIBOR ARM IO	2,716,827	43.9%	6.7%	660	250	82.9%	93.8%	45.0%
3/27 LIBOR ARM	116,952	1.9%	7.1%	633	152	84.0%	90.0%	64.0%
3/27 LIBOR ARM IO	149,006	2.4%	6.6%	657	239	81.4%	90.9%	59.8%
5/25 Treasury ARM	73,820	1.2%	6.5%	662	173	79.2%	86.1%	64.4%
5/25 Treasury ARM IO	152,283	2.5%	6.4%	674	253	81.3%	89.7%	67.5%
Fixed Rate	392,372	6.3%	7.0%	661	145	78.1%	83.6%	62.7%
Fixed Rate IO	87,135	1.4%	7.1%	682	252	79.6%	91.3%	39.1%
2nd	587,529	9.5%	9.7%	681	46	98.7%	98.7%	34.1%
Total	$6,185,045	100.0%
Weighted Average/Average			7.2%	652	$149	84.5%	92.6%	50.1%

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the year ended December 31, 2003 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,517,590	48.9%	7.3%	628	$148	87.7%	91.6%
Stated Income Wage Earner	1,483,140	28.8%	7.3%	693	139	84.2%	95.4%
Stated Income Self Employed	808,877	15.7%	7.5%	669	145	83.4%	93.7%
24 Month Bank Statements	202,412	3.9%	7.3%	629	185	88.8%	93.1%
12 Month Bank Statements	112,918	2.2%	7.6%	637	174	84.7%	91.2%
Limited Documentation	23,245	0.5%	7.2%	630	180	82.0%	88.9%
Total	$5,148,182	100.0%
Weighted Average/Average			7.3%	653	$147	86.0%	93.1%

Credit Score

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$319,874	6.2%	7.9%	531	$145	79.3%	80.2%	81.3%
550 – 599	679,551	13.2%	7.5%	577	159	86.1%	87.4%	78.8%
600 – 649	1,308,322	25.4%	7.3%	627	155	88.3%	93.2%	68.0%
650 – 699	1,707,370	33.2%	7.3%	673	140	86.0%	95.7%	31.5%
700 or greater	1,133,065	22.0%	7.0%	733	141	85.1%	96.0%	26.0%
Total	$5,148,182	100.0%
Weighted Average/Average			7.3%	653	$147	86.0%	93.1%	48.9%

Product Type

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$2,735,386	53.1%	7.2%	637	$171	85.9%	92.5%	54.5%
2/28 LIBOR ARM IO	1,232,611	24.0%	6.6%	670	251	84.9%	95.3%	40.8%
3/27 LIBOR ARM	63,954	1.2%	7.0%	645	165	85.3%	90.3%	66.0%
3/27 LIBOR ARM IO	39,528	0.8%	6.6%	666	258	83.5%	90.4%	55.0%
5/25 Treasury ARM	14,716	0.3%	5.7%	696	177	77.4%	84.2%	62.4%
5/25 Treasury ARM IO	7,540	0.1%	6.4%	694	279	79.6%	96.6%	56.9%
Fixed Rate	534,775	10.4%	7.3%	669	149	80.6%	87.5%	54.5%
Fixed Rate IO	102,187	2.0%	7.0%	687	250	80.1%	92.8%	45.5%
2nd	417,485	8.1%	10.5%	686	44	98.5%	98.5%	26.2%
Total	$5,148,182	100.0%
Weighted Average/Average			7.3%	653	$147	86.0%	93.1%	48.9%

Regulatory Compliance, Quality Control and Licensing

Regulatory Compliance

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes. We integrate many legal and regulatory requirements into our automated loan origination system to reduce the prospect of inadvertent non-compliance due to human error. We also maintain policies and procedures, and summaries and checklists, to help our origination personnel comply with these laws. Our loans and practices are also reviewed regularly in connection with the due diligence that we do and that is performed by the purchasers of our loans, our securitization dealers and our warehouse lenders. Our state regulators also review our practices and loan files regularly and report the results to us.

In May 2004, the conforming division of Fieldstone Mortgage, d/b/a Broad Street Mortgage Co., received notification from HUD’s Regional Office of the Inspector General for Audit, in Fort Worth, Texas (the HUD IG), that an audit would be conducted to review loan origination procedures and the quality control plan for FHA loans originated by one of the division’s San Antonio branches. The HUD IG audit was triggered by the relatively high delinquency rate of loans originated by this San Antonio branch, even though the delinquency rate on FHA loans originated by all of Fieldstone Mortgage’s other branches is not above the national average. On August 31, 2004, we closed this San Antonio branch and terminated the staff through a reduction in force.

We received a draft audit report from the HUD IG dated February 28, 2005. In the draft audit report, the HUD IG has recommended that we indemnify HUD for any loan losses for 27 loans that may be, or have previously been, incurred, and that we make certain amendments to our quality control plan for our conforming division. We will meet with the HUD IG and submit a response to the draft audit report in April 2005. The HUD IG will then issue a final audit report to the FHA Commissioner (who also serves as the Chairman of HUD’s Mortgagee Review Board) and to us. At that point, HUD staff of the Office of Program Enforcement will make a decision whether to refer the audit to the Mortgagee Review Board for its consideration, handle the matter within that office, or refer it to the appropriate HUD Homeownership Center for resolution.

The Mortgagee Review Board could impose a civil money penalty for some or all of the 27 loans referenced in the draft audit report.

Quality Control

Our quality control group is an integral part of our origination team and is dedicated to improving the quality of our operations. The professional staff are all full-time employees and consist of a manager, two audit supervisors (one specializing in conforming loans and one specializing in non-conforming loans), five auditors and one special auditor located at our home office, who have an average of 15 years of industry experience. Each month, our quality control group, working in conjunction with other managers, selects a random sample of at least 10% of all loans originated through our non-conforming and conforming origination channels during the prior month, and a targeted sample of at least 5% of all loans originated through our non-conforming and conforming origination channels during the prior month. The targeted sample may include loans with a first payment default or early payoff, loans originated by a branch that was recently cited for failing to comply with company policies and procedures, loans that are the subject of an employee or consumer complaint, loans originated by a branch or through an operation center for which management has requested additional reviews about loan quality or others groups of loans requested by management.

Once the random and targeted samples are selected, our quality control group re-verifies the sources of income and employment for all borrowers in connection with all loans in the sample and imaged versions of the loan files are forwarded to a recognized third party provider, who, using its own personnel, reviews, re-underwrites and audits the entire sample to ensure compliance with our underwriting guidelines and applicable regulations. Once the audit results are received back from the third party provider, our quality control group investigates, audits, reviews and re-underwrites loans cited by the third party provider as having errors or irregularities. Specifically, the quality control group:

•       re-underwrites these loans, comparing the underwriting at the time of origination with our underwriting guidelines;

•       investigates any waivers of the underwriting guidelines;

•       reviews, investigates and analyzes the reverification data received in response to our reverification requests;

•       reviews borrowers’ signatures for authenticity and consistency;

•       reviews all closing documents to ensure all conditions have been met;

•       reviews the fee labeling by brokers and title companies to verify regulatory compliance;

•       performs specific loan tests to verify our compliance with the relevant regulatory requirements; and

•       reviews appraisals to ensure collateral values for the loans are supported.

Our quality control group also conducts on-site audits of each of our branch offices. These on-site audits involve an in-person and comprehensive review and determination of compliance in the following areas: data collection, account reconciliation, advertising (for content and compliance with regulations), a sample of declined loans, credit approval process and licensing and employment practices.

The quality control group reports all of its findings on a regular basis to the respective managers in order to implement corrective actions where necessary. The group’s findings are also reported to members of senior management and, on a quarterly basis to our Board of Directors. Management analyzes the results of these audits as well as performance trends and servicing issues. Based upon this analysis, further corrective actions and/or training may be recommended and implemented for a particular branch, operations center or employee. Any costs or expenses incurred as a consequence of an error made by a particular branch or operations center that is discovered in the course of a closed loan or on-site audit by the quality control group is deducted from the internal profit and loss calculation for that branch or operations center. Our branch managers’ compensation is also tied partly to the quality control results of the loans originated by their branch.

Licensing

We originate all our loans through Fieldstone Mortgage, our primary operating subsidiary. As of December 31, 2004, Fieldstone Mortgage was licensed or exempt from licensing requirements to originate residential mortgages in 48 states and the District of Columbia.

With respect to our portfolio of non-conforming loans held for investment, Fieldstone Mortgage closes the loans using funds advanced by us, with a simultaneous assignment of the loans to us. Fieldstone Mortgage services the loans for us for a fee until the loans are transferred to a sub-servicer. As of December 31, 2004, Fieldstone Investment was licensed or exempt from licensing requirements to fund residential mortgage loans and acquire closed residential mortgage loans in all states in which it conducts business.

Portfolio Strategy—Loans Held for Investment

During 2004, our portfolio of non-conforming loans held for investment increased to $4.8 billion and generated $137.4 million of net interest income before provision for loan losses, or 4.4% of average loans held for investment. During 2003, our portfolio of non-conforming loans held for investment increased to $1.3 billion and generated $12.6 million of net interest income before provision for loan losses, or 4.7% of average loans held for investment. Our provision for loan losses was $21.6 million and $2.1 million for 2004 and 2003, respectively.

Our portfolio strategy is to build a portfolio of non-conforming loans with stable risk-adjusted returns, considering the inherent volatility in returns and cash flows, by managing the credit quality of the loans we originate, the interest rate risk associated with our portfolio of loans and the amount of leverage we use to finance our portfolio. We retain primarily hybrid non-conforming loans in our portfolio to reduce the duration of our assets and mitigate the interest rate risk inherent in our portfolio. We utilize interest rate swaps and caps to mitigate the risk of our LIBOR-based financing costs increasing during the period in which the interest on the hybrid loan is fixed, generally 2 to 3 years. As of December 31, 2004 and 2003, over 86.6% and 84.5%, respectively, of the loans in our portfolio contain a prepayment fee. The inclusion of this fee reduces prepayment speed volatility and allows us to recover our investment in the loan if it prepays in the first two or three years after origination. We manage the credit risk by focusing upon a disciplined loan origination and underwriting process as well as constructing a portfolio with an average credit score of approximately 650.

For the year ended December 31, 2004, we retained 66% of the non-conforming loans we originated during that period, and from August 1, 2003 through December 31, 2003, we retained 50% of the non-conforming loans we originated during that period. We expect to continue to retain approximately 65% of the non-conforming loans we originate until we reach our targeted leverage ratio or we otherwise determine to change our portfolio investment strategies.

Portfolio Loan Characteristics

The following table provides overall detail of the mortgage loans held for investment, net as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004	December 31, 2003
Principal balance mortgage loans held for investment	$4,735,063	1,319,123
Net deferred origination fees and costs	39,693	9,796
Mortgage loans held for investment	4,774,756	1,328,919
Allowance for loan losses—loans held for investment	(22,648)	(2,078)
Mortgage loans held for investment, net	$4,752,108	1,326,841

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of December 31, 2004 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,192,845	46.3%	6.8%	622	$172	83.5%	90.5%
Stated Income Wage Earner	1,377,144	29.1%	6.7%	690	217	81.0%	95.1%
Stated Income Self Employed	728,194	15.4%	6.9%	670	219	80.3%	93.3%
24 Month Bank Statements	193,864	4.1%	6.8%	628	230	83.6%	91.0%
12 Month Bank Statements	218,679	4.6%	6.9%	640	218	83.4%	91.6%
Limited Documentation	24,337	0.5%	6.9%	627	206	81.3%	91.6%
Total	$4,735,063	100.0%
Weighted Average/Average			6.8%	650	$194	82.3%	92.3%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$360,567	7.6%	7.8%	530	$144	79.8%	80.9%	82.1%
550 – 599	662,393	14.0%	7.3%	575	165	82.8%	84.9%	75.5%
600 – 649	1,144,413	24.2%	6.8%	628	194	82.8%	91.1%	63.2%
650 – 699	1,591,176	33.6%	6.6%	674	211	82.2%	95.9%	28.4%
700 or greater	976,514	20.6%	6.4%	735	220	82.3%	97.1%	22.6%
Total	$4,735,063	100.0%
Weighted Average/Average			6.8%	650	$194	82.3%	92.3%	46.3%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,732,711	36.6%	7.2%	630	$147	82.3%	90.3%	51.8%
2/28 LIBOR ARM IO	2,633,284	55.6%	6.6%	663	247	82.4%	94.0%	41.0%
3/27 LIBOR ARM	98,289	2.1%	7.1%	630	150	82.2%	89.2%	60.5%
3/27 LIBOR ARM IO	135,413	2.8%	6.5%	659	242	80.8%	90.4%	56.8%
5/25 Treasury ARM	27,580	0.6%	6.3%	657	171	79.1%	86.4%	58.3%
5/25 Treasury ARM IO	68,817	1.4%	6.1%	675	259	81.6%	90.6%	66.6%
Fixed Rate	21,927	0.5%	7.5%	706	145	81.4%	87.1%	51.1%
Fixed Rate IO	8,331	0.2%	6.9%	699	214	81.1%	94.7%	53.6%
6 Month ARM IO	4,917	0.1%	6.6%	691	223	80.7%	95.0%	24.7%
2nd	3,794	0.1%	10.4%	683	49	100.0%	100.0%	45.6%
Total	$4,735,063	100.0%
Weighted Average/Average			6.8%	650	$194	82.3%	92.3%	46.3%

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of December 31, 2003 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$554,139	42.0%	7.1%	620	$165	84.6%	89.5%
Stated Income Wage Earner	460,644	34.9%	6.7%	691	203	82.1%	95.6%
Stated Income Self Employed	220,871	16.7%	7.0%	668	221	81.3%	93.9%
24 Month Bank Statements	45,836	3.5%	7.0%	622	219	83.1%	89.6%
12 Month Bank Statements	36,735	2.8%	7.3%	630	211	84.2%	89.8%
Limited Documentation	898	0.1%	7.1%	593	225	81.9%	88.0%
Total	$1,319,123	100.0%
Weighted Average/Average			6.9%	653	$188	83.1%	92.4%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$100,703	7.6%	7.9%	532	$138	78.9%	79.9%	83.9%
550 – 599	178,053	13.5%	7.5%	573	161	82.6%	83.9%	74.3%
600 – 649	278,464	21.1%	7.1%	629	186	84.1%	90.7%	59.7%
650 – 699	460,372	34.9%	6.7%	673	206	83.4%	96.2%	23.9%
700 or greater	301,531	22.9%	6.5%	732	208	83.4%	97.3%	20.2%
Total	$1,319,123	100.0%
Weighted Average/Average			6.9%	653	$188	83.1%	92.4%	42.0%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$581,037	44.1%	7.3%	634	$153	83.1%	90.3%	48.2%
2/28 LIBOR ARM IO	629,214	47.7%	6.6%	668	246	83.2%	94.5%	35.3%
3/27 LIBOR ARM	13,197	1.0%	7.2%	630	159	82.2%	87.5%	57.3%
3/27 LIBOR ARM IO	25,132	1.9%	6.6%	671	259	82.7%	90.3%	50.4%
5/25 Treasury ARM	4,350	0.3%	6.7%	695	198	78.3%	93.1%	28.4%
5/25 Treasury ARM IO	7,540	0.6%	6.4%	694	279	79.6%	96.6%	61.4%
Fixed Rate	32,541	2.5%	7.5%	655	154	81.5%	88.2%	47.6%
Fixed Rate IO	17,850	1.3%	6.9%	690	235	78.5%	94.1%	42.1%
2nd	8,262	0.6%	10.4%	684	52	99.9%	99.9%	39.1%
Total	$1,319,123	100.0%
Weighted Average/Average			6.9%	653	$188	83.1%	92.4%	42.0%

The non-conforming loans we hold for investment generally are made to borrowers with higher risk than borrowers of conforming loans due to a number of factors including inconsistent or poor credit history, a high level of debt service, high LTV ratios or limited or no documentation of the borrower’s income. Accordingly, some of our loans will become delinquent and require foreclosure and sale. We begin to establish a reserve for this risk of loss once a loan becomes 30 days past-due. The reserve is based upon our estimate of the borrower’s probability of “rolling” to a greater delinquency category in the future and our estimate of the likelihood that we will ultimately recognize a loss on the foreclosure of the property. Because we have only limited performance information on our loans, we have utilized market delinquency roll rates and loss severities for the reserve calculation, and we will continue to do so until such time as we have sufficient performance data on our loan performance to derive delinquency and loss severity assumptions based upon the past performance of our loans. In addition, once a loan becomes 90 days or more delinquent, we place the loan on non-accrual status, which means we will not continue to accrue interest income on the loan due to its non-performance.

Portfolio Financing

We finance our portfolio of loans held for investment initially with warehouse debt and then with the mortgage-backed bonds we issue through our periodic securitizations. We structure our securitizations of the non-conforming loans held for investment as financings rather than sales of the underlying loans for

GAAP and tax accounting purposes. We generate earnings and cash flow from the non-conforming loans we securitize primarily through net interest income over time, rather than generating a gain or loss at the time of the securitization. Securitized loans remain on our consolidated statement of condition as an asset, while the securitization debt is accounted for as a liability on our consolidated statement of condition. Accordingly, we record interest income generated by the mortgage loans and recognize interest expense on the mortgage-backed securities over the life of the loan.

We have structured each of our securitizations to distribute the net interest spread (interest income on the mortgages less servicing fees, securitization debt interest expense and loan losses) beginning on the month following the securitization by providing the initial credit enhancement for the investment grade securities, through structural subordination and over-collateralization, at the time of securitization. Therefore, we will receive monthly cash flows on these loans, in the form of net interest spread on the securitized loans, that we recognize as income for both GAAP and tax purposes unless certain long-term delinquency and loss tests are met by the loans securing a particular securitization trust.

Because the securitized loans and their cash flow are collateral for the securitization debt, the cash flow available to us varies depending upon the operation of many factors, including the following:

•       Over-collateralization:   Our securitizations generally are structured such that the credit enhancement for the senior bonds issued is provided by the net interest spread on the securitized loans and over-collateralization. In 2004, we fully over-collateralized each of our securitizations to the over-collateralization targets established by the applicable rating agencies at the time of securitizations. The required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies exceed defined levels. This could have the effect of reducing or even eliminating the net interest income that would otherwise be distributed to us.

•       Interest rate spread:   The net interest income we receive from our securitized loans is based upon the spread between the weighted average interest we earn on the mortgage loans and the interest we pay to holders of the mortgage-backed securities. A substantial portion of the mortgage-backed securities we issue are and will be variable-rate securities, the interest expense of which varies monthly based on short-term interest rates, while the interest income we receive from the underlying loans is tied to medium-and long-term interest rates. Accordingly, relative changes in short-term interest rates could have a material effect on the net interest income we receive. If short-term interest rates rise relative to long-term interest rates, the excess cash generated by the mortgage pool likely will decrease as our cost of funds increases faster than the interest income on our loans. In addition, the net interest income we receive from securitizations will be reduced according to the terms of the securitization documents if there are a significant amount of loan defaults or a large amount of loan prepayments, especially defaults on, or prepayments of, loans with interest rates that are high relative to the rest of our loans. We attempt to mitigate at least a portion of this net interest income variability by entering into interest rate swap agreements or purchasing interest rate caps relative to any period during which our interest income from loans is fixed rather than variable. However, while these hedging strategies provide an effective economic hedge of our interest expense, the changes in the fair market value of the economic hedges each period have been required to be recognized in our consolidated statements of operations.

Loan Sales

We sell a portion of the non-conforming loans that we originate and all of the conforming loans that we originate on a whole loan, servicing-released basis. During 2004 and 2003, we sold $2.2 billion, or 36%, and $4.0 billion, or 77%, respectively, of our non-conforming loan fundings. Prior to 2003, we sold 100% of our non-conforming loans.

We attempt to maximize the return on our loan sales by originating loans with credit histories, LTVs, credit scores and other characteristics for which we believe institutional purchasers of whole loans will be willing to pay higher prices. Our average sales premium in 2004 was 3.1% for our non-conforming loan sales as compared to 3.8% in 2003 and 4.2% in 2002. Our average sales premium for conforming loan sales remained constant at 2.0% in 2004, 2003 and 2002. We sell our loans to a broad group of institutional buyers of mortgages loans.

The following table presents our loan sales by investor for the years ended December 31, 2004, 2003, and 2002 (in millions):

	Year Ended December 31,
	2004	% of Sales Volume	2003	% of Sales Volume	2002	% of Sales Volume
Lehman Bros. Bank, FSB	$1,031.0	29.5%	$1,526.8	24.0%	$750.4	21.5%
HSBC Mortgage Services	647.8	18.5%	1,829.6	28.8%	913.2	26.1%
Countrywide Home Loans	468.6	13.4%	910.0	14.3%	847.0	24.2%
Merrill Lynch & Co., Inc.	403.4	11.5%	—	—	—	—
Wells Fargo Funding Inc.	397.4	11.4%	589.0	9.3%	356.3	10.2%
Credit Suisse First Boston	54.2	1.5%	431.3	6.8%	362.1	10.4%
Washington Mutual	166.3	4.7%	601.0	9.4%	106.4	3.0%
All others	331.1	9.5%	474.8	7.4%	158.2	4.6%
Total Loan Sales	$3,499.8	100.0%	$6,362.5	100.0%	$3,493.6	100.0%

We sell whole loans on a non-recourse basis pursuant to purchase agreements. Our loan sales transactions are subject to standard mortgage industry representations and warranties, including provisions requiring us to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. Material violations of any of these representations and warranties may require us to repurchase some or all of the loans that we sold, substitute different loans in exchange for the defaulting loans or pay the investor for the cost incurred as a result of any inaccurate information. We reacquire the risks of delinquency and default for loans that we repurchase. At December 31, 2004 and 2003, mortgage loans held for sale included approximately $2.4 million and $1.9 million, respectively, of loans repurchased pursuant to the provisions described in the preceding sentence, net of valuation allowance. Net realized losses on sold loans, primarily related to early payment defaults, premium recaptures on early payoffs and representation and warranty liability totaled $8.1 million, $9.8 million and $7.6 million, or 0.23%, 0.15% and 0.22% of total loan sales in 2004, 2003 and 2002, respectively.

We intend to continue our whole loan sale strategy for our conforming loans and that portion of our non-conforming loans that we do not retain for our portfolio.

Loan Servicing

Our loan servicing activities are designed to ensure that each loan is repaid in accordance with its terms. These activities include: collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of un-remedied defaults. We provide interim servicing on the loans held for sale from the time of funding until the time we transfer the permanent servicing of the loans, which is generally about 30 to 45 days after funding of the loans. We place a welcome call when a loan is funded and instruct the borrower about the due date of the first payment and where the payment should be mailed. If our servicing department has trouble contacting the borrower, the borrower’s contact information is verified with the originating branch, and, if contact still cannot be made, the loan is investigated for potential fraud. Prior to the permanent servicer of the loan assuming the servicing function, we send a required servicing transfer notice (a “good-bye” letter) and place a “good-bye” call that advises the borrower that the loan has been sold and instructs the borrower where to send future payments. In some cases, where the transfer is completed in less than 30 days, the “welcome” and “good-bye” calls are combined into a single call.

In connection with our securitization strategy, we believe retaining the servicing rights on our loans held for investment is important to ensure the performance of the loans and to maximize our returns over time. Because we currently do not have the capability to service these loans for the life of the loans, we have contracted with Chase Home Finance LLC, an experienced servicer of non-conforming loans, to “sub-service” these loans for us.

Competition

We face intense competition in the business of originating mortgage loans for sale and for our investment portfolio. Our competitors in the non-conforming market include consumer finance companies, mortgage banking companies, other mortgage REITs, commercial banks and credit unions and savings and loan companies. We also expect increased competition over the Internet in the non-conforming market, as entry barriers are relatively low. Many traditional mortgage lenders have begun to offer products similar to those we offer to non-conforming borrowers. Fannie Mae and Freddie Mac also have expressed interest in adapting their programs to include non-conforming products and have begun to expand their operations into the non-conforming market. Our competitors in the conforming market include mortgage banking companies, mortgage brokers, commercial banks, Fannie Mae and Freddie Mac, as well as Internet-based companies.

Many of our competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital or greater access to capital at lower costs, and have greater technical and marketing resources than we have. Efficiencies in the mortgage-backed securities market generally have created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

Competition in the industry can be directed at many components of and factors relevant to the mortgage loan process, including interest rates and costs of loans, convenience in obtaining loans, customer service, amounts and terms of loans and marketing and distribution channels.

Government Regulation

Because we originate loans throughout the United States, we must comply with the laws, rules and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions, as well as an extensive body of federal laws, rules and regulations. The volume of new or modified laws, rules and regulations has increased in recent years, and, in addition, individual municipalities have begun to enact laws, rules and regulations that restrict loan origination activities and, in some cases, loan servicing activities. The laws, rules and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other.

Our failure to comply with these laws, rules and regulations can lead to:

•       civil and criminal liability, including potential monetary penalties;

•       loss of state licenses or other approved status required for continued lending and servicing operations;

•       legal defenses causing delay or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•       demands for indemnification or loan repurchases from purchasers of our loans;

•       class action lawsuits; and

•       administrative enforcement actions.

Regulatory Developments

Privacy.   The federal Gramm-Leach-Bliley financial reform legislation imposes additional obligations on us to safeguard the information we maintain on our borrowers. Regulations have been proposed by several agencies that may affect our obligations to safeguard information. In addition, regulations that could affect the content of our notices are being considered by several federal agencies. Also, several states are considering even more stringent privacy legislation. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 1, 2004 and will impose additional notification obligations on us that are not pre-empted by existing federal law. If other states choose to follow California and adopt a variety on inconsistent state privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act.   The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress acted in late 2003 to make this preemption permanent; otherwise, it would have expired at the end of the year and states could have imposed more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk-based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act.   In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act, or HMDA. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3% for first liens and 5% for second liens. For 2004, approximately 11.62% of our first liens and 5.34% of our second liens were subject to the expanded reporting requirements. The expanded reporting took effect in 2004 and our first report was due on March 1, 2005, and filed on February 28, 2005. The expanded reporting does not provide for additional information related to a loan applicant or borrower’s creditworthiness, such as credit risk, debt-to-income ratio, loan-to-value ratio, income documentation or other salient loan features. As a result, lenders like us are concerned that the reported information, without reference to credit data, may lead to increased litigation as the information could be misinterpreted by third parties.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act.   These laws, enacted in 1991 and 1994, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly as new technologies make it easier to market to potential customers while, at the same time, making it more cost effective to do so. The Federal Communications Commission and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted “do not call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the “do not call” list. During this same time, over 25 states have also adopted similar laws, with which we comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs. The Federal Communications Commission recently amended its rules regarding unsolicited faxes. Beginning July 1, 2005, it will be unlawful to send an unsolicited advertisement to a facsimile machine without the prior written permission of the recipient of the advertisement, regardless of whether there is an established business relationship between the sender of the facsimile and the recipient.

Predatory Lending Legislation.   The federal Home Ownership and Equity Protection Act (HOEPA) identifies a category of mortgage loans as “high cost” and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which the points and fees or the annual percentage rate (APR) exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well. Our policy is to not make loans that are subject to HOEPA. We anticipate that we will continue to avoid making loans subject to HOEPA, and any lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. If we inadvertently make a loan subject to HOEPA or if we decide to relax our restrictions on loans subject to HOEPA, we will be subject to greater risks for non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits and administrative enforcement actions, and these loans are ineligible for normal sale or securitization.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they are intended to eliminate certain lending practices, often referred to as “predatory” lending practices. Many of these laws, rules and regulations restrict commonly accepted lending activities. As a result, these new laws, rules and regulations impose additional costly and burdensome compliance requirements on mortgage lenders. These laws, rules and regulations impose restrictions on loans on which certain points and fees or the annual percentage rate (or APR) meet or exceed specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanctions no matter how carefully a loan is underwritten or how well-intentioned we are as a lender. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether the purchaser knew of or participated in the violation. Accordingly, the companies that buy our loans or provide financing for loan originations may not want, and are not contractually required, to buy or refinance any loans subject to these types of laws, rules and regulations.

Our policy is to avoid originating loans that meet or exceed the APR or “points and fees” thresholds of these laws, rules and regulations, except in the relatively small number of states whose laws, rules and regulations relating to “points and fees” thresholds allow these loans, in our judgment, to be made within our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. Our primary safeguards to avoid inadvertently making a loan in violation of these laws, rules and regulations are

•       policies and procedures designed to achieve strict compliance with all applicable laws, rules and regulations, including without limitation, policies and procedures designed to ensure that the applicable APR or “points and fees” thresholds are not inadvertently met or exceeded in connection with a loan; and

•       requiring that our branches prepare a written borrower benefit analysis for each non-conforming refinance loan we originate.

The continued enactment of these laws, rules and regulations may prevent us from making some loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand in the secondary market for non-conforming loans. These laws, rules and regulations have increased our cost of doing business as we have been required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. If we decide to relax further our self-imposed restrictions on our origination of loans subject to these laws, rules and regulations, we may be subject to greater risks for actual or perceived non-compliance with these laws, rules and regulations, including demands for indemnification or loan repurchases from lenders and investors, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. Any of the foregoing could significantly harm our business, financial condition and results of operations.

Environmental Exposure

In the course of our business, we may foreclose and take title to residential properties and, if we take title, we could be subject to environmental liabilities with respect to these properties. From January 1, 2000 through December 31, 2004, we foreclosed on 0.03% of the loans we funded. In those circumstances, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation or clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could exceed the value of the underlying properties.

Employees

As of December 31, 2004, we had 1,238 employees. Of these employees, 823 were employed in our non-conforming division, 202 worked in our conforming division and 213 were employed in our home office. In addition, as of December 31, 2004, we had four contract underwriters assisting our employee underwriters with conforming loan underwriting. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that the compensation and benefits offered to our employees are competitive and that our relations with our employees are good.

Available Information

You may obtain, free of charge, on our web site, www.fieldstoneinvestment.com, a copy of this Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports with the SEC.

Risk Factors

Set forth below is a detailed discussion of certain of these risks and other risks affecting our business. In addition to the other information in this document, you should consider carefully the following risk factors. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Risks Related to Our Business

We have invested the substantial majority of our shareholders’ equity in a portfolio of non-conforming mortgage loans held for investment financed by pledging the loans to secure mortgage-backed securities. We have a limited operating history with building and managing an investment portfolio, which limits your ability to evaluate a key component of our business strategy and our growth prospects and increases your investment risk.

In August 2003, we began implementing our portfolio strategy of retaining a substantial portion of the non-conforming loans we originate, financed by issuing mortgage-backed securities secured by these loans. From August 1, 2003 through December 31, 2003, we retained 50% of the non-conforming loans we originated during that period. For the year ended December 31, 2004, we retained 66% of the non-conforming loans we originated during that period, and we expect to continue to retain approximately 65% of the non-conforming loans we originate until we have invested all of the proceeds from the 144A Offering according to our portfolio strategy or we otherwise change our portfolio strategy. After we have invested all of the proceeds, the percentage of loans we retain will vary based primarily upon the rate of prepayments of principal on the loans we hold in our portfolio and the availability of loans which meet our investment criteria, unless we change our targeted leverage or raise additional equity. Our ability to complete securitizations in the future will depend upon a number of factors, including the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain credit enhancement. In addition, poor performance of any pool of loans that we securitize could increase the expense of any of our subsequent securitizations. If we are unable to securitize efficiently the loans in our portfolio, then our revenues for the duration of our investment in those loans could decline, which would lower our earnings for the time the loans remain in our portfolio. We cannot assure you that we will be able to complete loan securitizations in the future on favorable terms, or at all.

We do not have comprehensive historical loan performance data on our loans sold on which to base future loan performance estimates on our loans held for investment. If we do not receive the payments from the loans that we anticipate, our revenues may be insufficient to cover our costs to originate, the interest expense and the losses on these loans, as well as the repayment of principal on the warehouse or securitization debt used to finance these loans.

Through June 2003, we sold all of the loans that we originated on a whole-loan, servicing-released basis. As a result, we are unable to track the delinquency, loss and prepayment history of these loans. Consequently, we do not have representative historical delinquency, bankruptcy, foreclosure, default or prepayment experience that may be referred to for purposes of estimating future delinquency, loss and prepayment rates for our originated loans. In view of our lack of historical loan performance data, it is extremely difficult to validate our loss or prepayment assumptions used to calculate assumed net interest income in current and future securitizations of our non-conforming loans. If we do not receive the payments from the loans that we have anticipated, our revenues may be insufficient to cover our costs to originate, the interest expense and losses on these loans, as well as the repayment of principal on the warehouse and securitization debt used to finance these loans. The greater the difference between our assumptions and actual performance proves to be, the greater the effect will be on our earnings, the interest rates and over-collateralization levels of our mortgage-backed securities and the timing and receipt of our future revenues, the value of the residual interests held on our statement of condition and our cash flow.

Dependence upon financing facilities and securitizations and our ability to maintain our status as a REIT may create liquidity risks.

Liquidity risks associated with warehouse lines and credit facilities.

Pending sale or securitization of a pool of mortgage loans, we will finance mortgage loans that we originate through borrowings under our warehouse lines and repurchase facilities. It is possible that our warehouse lenders could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, our lenders may be required to increase significantly the cost of the lines of credit that they provide to us. Our repurchase facilities are dependent on our counterparties’ ability to re-sell loans originated by us to third parties. If there is a disruption of the repurchase market generally, or if one of our counterparties is itself unable to access the repurchase market, our access to this source of liquidity could be adversely affected.

We finance substantially all of our loans through three warehouse lines and four repurchase facilities. Each of these facilities is cancelable by the lender for cause at any time. As of March 15, 2005, the maximum available outstanding balance under these seven facilities was $1.9 billion. The initial term of each facility is generally 364 days or less, and the facilities mature at various times during the year. We cannot provide any assurances that we will be able to extend these existing facilities on favorable terms, or at all. If we are not able to renew any of these credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may not be able to originate new loans or continue to fund our operations.

Cash could be required to meet margin calls under the terms of our borrowings in the event that there is a decline in the market value of the loans that collateralize our debt, the terms of short-term debt becomes less attractive, or for other reasons. If we are required to meet significant margin calls, we may not be able to originate new loans or continue to fund our operations.

Liquidity risks associated with credit enhancements provided in connection with our securitizations.

In connection with our securitizations, we provide credit enhancement for a portion of the mortgage-backed securities that we issue called “senior securities.” The credit enhancement for the senior securities comes primarily from either designating another portion of the securities we issue as “subordinate securities” (on which the credit risk from the loans is concentrated), purchasing financial guaranty insurance policies for the loans, or both. The market for subordinate securities could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from the loans securing our mortgage-backed securities. If we purchase financial guaranty insurance policies and the expense of these insurance policies increases, our net income will be reduced as the cost of borrowing increases. While we have used these senior and subordinated credit enhancement features in connection with our previous securitizations, we cannot assure you that these features will be available at costs that would allow us to achieve our desired level of net income from future securitizations.

Some of the mortgage-backed securities that we have issued and intend to issue in the future to finance our portfolio of loans require, or will require, in the early years after issuance of the mortgage-backed securities that we “lock out” cash flows and receive less than our pro-rata share of cash flows from principal payments. In addition, if the performance of the loans pledged to collateralize the mortgage-backed securities is worse than the thresholds set forth in the securitization documents, then the net interest income we would otherwise receive will be held as over-collateralization reserves to provide additional credit enhancements for the outstanding senior securities.

If prepayments on the loans securitizing any of our mortgage-backed securities slow or our credit quality deteriorates, cash flow that we might otherwise receive in connection with the mortgage-backed securities might be delayed significantly.

Liquidity risks associated with our REIT status.

If our minimum distribution required to maintain our REIT status exceeds our cash available for distribution, because our income for tax purposes exceeded our cash flow from operations, we could be forced to borrow funds, sell assets or raise capital on unfavorable terms in order to maintain our REIT status. Additionally, negative cash flow could threaten our continued ability to satisfy the income and assets tests necessary to maintain our status as a REIT or our solvency. See “—Risks Associated with our Organization and Structure.”

Liquidity risks associated with the change in our business strategy.

In August 2003, we began to retain a portion of our non-conforming loans to build a portfolio of non-conforming mortgages and issue mortgage-backed securities, rather than selling these loans for a gain shortly after origination. As indicated above, some of the mortgage-backed securities that we have issued and expect to issue in the future may, for an initial period, require that any excess cash flow from the mortgages (after payments required to be made to the senior securities and to the sub-servicer) be retained in an issuing trust to build over-collateralization to support the senior securities we have sold. Accordingly, we may receive little or no cash as the owner of the loans during that initial period. For some period of time our portfolio of securitized loans may not generate sufficient net interest income to cover our operating expenses, and in this event we will use cash and unborrowed collateral, which totaled approximately $255 million as of December 31, 2004, as we continue to originate new loans for our portfolio. This amount is comprised of the proceeds remaining from the 144A Offering and retained earnings. If we have fully invested all of our cash and unborrowed collateral prior to our portfolio generating sufficient cash for us to fund our operations, if it ever does, then we will need to either restructure the mortgage-backed securities supporting our portfolio, sell additional shares of capital stock or debt securities to generate additional working capital or, if we are unable to sell additional securities on reasonable terms or at all, we will need to either reduce our origination business or sell a higher portion of our loans. If we sell our loans rather than put them into our investment portfolio, then we will reduce the rate at which we increase our portfolio and we will owe taxes relative to any gains we achieve by selling our loans. In the event that our liquidity needs exceed our available capital, we may need to sell assets at an inopportune time, which will result in a reduction in our earnings.

The failure to prevail in our litigation with our former shareholders could have a negative effect on our liquidity.

On May 24, 2004, our former shareholders prior to the closing of the 144A Offering filed a lawsuit against us alleging that the shareholders are entitled to an additional post-closing redemption price payment of between $15.8 million and $19.8 million. These shareholders’ shares were redeemed following the closing of the 144A Offering, for approximately $188.1 million. On June 14, 2004, we filed our answer generally denying all of the allegations in the complaint. The Redemption Agreement between the redeemed shareholders and us required us to adjust the redemption price we paid to the redeemed shareholders based on our November 13, 2003 balance sheet, as audited by KPMG LLP. On January 12, 2004, KPMG issued an independent auditors’ report of our November 13, 2003 balance sheet. Based on this audit and the terms of the Redemption Agreement, we paid an additional $1.8 million to the redeemed shareholders on February 18, 2004. The lawsuit alleges that our November 13, 2003 balance sheet should have included a deferred tax asset that, if included, would have increased our net worth on November 13, 2003. The lawsuit also alleges that the redeemed shareholders are entitled to an increase in the redemption price if our November 13, 2003 balance sheet is revised to include the deferred tax asset. On April 20, 2004, following notification by the redeemed shareholders of their dispute concerning our November 13, 2003 balance sheet, KPMG advised that their January 12, 2004 independent auditors’ report of our November 13, 2003 balance sheet should no longer be relied upon. On September 9, 2004, in its response to a request for disclosure from the plaintiffs, KPMG stated, among other things, that it had determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our November 13, 2003 balance sheet. If we ultimately are unsuccessful, we could be required to pay to the redeemed shareholders in excess of $19 million, plus any potential interest or third-party costs associated with the litigation, which at such time could have an adverse effect on our liquidity. The $19.0 million payment will be an increase in the redemption price of their shares and will be recorded as a reduction of our paid in capital in the period in which the dispute is resolved and will not be reflected in our statement of operations. Any interest and other third-party costs, if payable as part of a settlement, will be recorded to earnings in the period in which the dispute is resolved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments and Contingencies” beginning on page 84.

Our ability to generate net interest income from our securitized loans is dependent upon the success of our portfolio-based model of securitizations, which is subject to several risks.

The success of our portfolio-based model of securitizations is subject to the effects of fluctuations in interest rates and loan defaults.

We expect to generate a substantial portion of our earnings and cash flow from the non-conforming loans we originate and securitize, primarily through net interest income. A substantial portion of the net interest income generated by our securitized loans is based upon the difference between the weighted average interest earned on the mortgage loans held in our portfolio and the interest payable to holders of the mortgage-backed securities. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates. Because the interest expense associated with the mortgage-backed securities typically adjusts faster than the interest income from the mortgage loans, our net interest income can be volatile in response to changes in interest rates. Also, the net interest income we receive from securitizations will likely decrease and our cash flow will be reduced if there are defaults on a significant number of our securitized loans or if a large number of our securitized loans prepay prior to their scheduled maturities. The effects will be magnified if the defaults or prepayments occur with respect to securitized loans with interest rates that are high relative to the rest of our securitized loans. Generally, loans with higher relative interest rates represent loans to higher-risk borrowers and these loans generally have a higher default rate than loans to lower-risk borrowers. As a result, our cash flow could be significantly reduced, limiting our ability to make distributions to you.

We are subject to the risk of margin calls while our loans held for investment are financed with short term borrowings, and we are obligated to repay the full amount of our debt under our short term borrowings regardless of the value of the mortgage loans collateralizing the debt.

Our portfolio-based model is based on our expectation that the interest income we receive from the loans in the portfolio will exceed the interest expense of the debt we incur for financing those loans. However, we are required to repay our portfolio debt regardless of the loans’ performance, which means that our portfolio income is at risk for the expense of repaying our debt as well as for the performance of the loans. This is true both for the short-term debt we incur to finance loans held for investment prior to securitization and for the securitization debt that we incur as long term financing of our loans held for investment. We are subject to two risks while our loans held for investment are financed with short term borrowings that we are not subject to relative to our securitization debt: first, we may be required to make additional payments to our lenders (known as “margin calls”) relative to our short term financing if the lenders determine that the market value of the mortgage loans they hold as collateral has declined, which could happen at any time as a result of increases in market interest rates; and second, we are obligated to repay the full amount of our debt under our short term borrowings regardless of the value of the mortgage loans collateralizing the debt. Our securitization debt is long-term structured debt on which we never have margin calls and are at risk only for the amount we have invested in the loans, which exceeds the securitization debt.

Over-collateralization may reduce or eliminate our net interest income.

As a relatively new issuer of mortgage-backed securities, we may be required to provide higher than average levels of credit enhancement and over-collateralization on our initial securitizations, which may delay our receipt of net interest income from our securitizations. Even after we have established ourselves as an issuer of mortgage-backed securities, if any of our loan pools fail to perform, our credit enhancement expenses likely will increase.

The nature and level of credit enhancement required to achieve specified ratings for a securitization transaction are established in negotiations and discussions among the issuer, underwriter and rating agencies and are based, in significant measure, on the loan characteristics of the securitized pool. To date, we have securitized seven separate pools of residential mortgage loans. Our securitizations have been structured to achieve AAA ratings for the most senior classes of issued securities. To achieve those ratings, our securitization transactions have included credit enhancement in the form of structural subordination, over-collateralization and the allocation of excess cash flow to cover pool losses. We have retained the most subordinated interest in each securitized pool. Our securitization transactions generally require an initial over-collateralization percentage of approximately 2.50% for the first 36 months of the transaction to support BBB ratings for the most junior classes of securities issued. Thereafter, the required over-collateralization percentage may be reduced in accordance with a prescribed formula, subject to the satisfaction of certain pool performance criteria. Specifically, any reduction in the over-collateralization percentage is conditioned on satisfaction of certain pool loss and delinquency levels, sometimes referred to as triggers. The loss triggers for our outstanding securitizations require that the over-collateralization percentage not be reduced if pool losses exceed certain percentages, which increase over the life of the pool.

The delinquency triggers for our outstanding transactions require that all principal receipts on the mortgage loans be allocated to senior classes of securities if the percentage of pool mortgage loans that are 60 days or more delinquent represents more than approximately 40% of the credit enhancement available to such senior classes.

As the holder of the most subordinated interest in our securitized pools, we are entitled to distributions from the securitization trusts only to the extent that amounts received in respect of the securitized mortgage loans are not allocated to the payment of any related outstanding class of securities. Therefore, as a result of the required credit enhancement provisions and, particularly, the effects of loss and delinquency triggers, credit losses or delinquencies on the mortgage loans in a securitized pool could result in a reduction or elimination of amounts available for distribution to us from the related securitized pool.

Over the next two to five years, as performance data on our securitized loans becomes available to the rating agencies, we expect that our credit enhancement levels will be refined for future securitizations. Whether or not our enhancement levels are lowered will depend upon whether our performance meets or exceeds the rating agencies’ expectations.

We may not succeed in developing a portfolio-based model of securitizations.

We expect to rely upon our ability to securitize our non-conforming loans to generate cash proceeds for repayment of our warehouse lines and repurchase facilities and to originate additional conforming and non-conforming mortgage loans. We cannot assure you, however, that we will be successful in securitizing a substantial portion of the non-conforming loans that we accumulate. In the event that it is not possible or economical for us to complete the securitization of a substantial portion of our non-conforming loans, we may continue to hold these loans and bear the risks of interest rate changes and loan defaults and delinquencies, and we may exceed our capacity under our warehouse lines and repurchase facilities and be unable or limited in our ability to originate future mortgage loans. If we determine that we should sell all or part of our non-conforming loans initially funded in our investment portfolio rather than securitizing them, there could be a significant reduction in our net income and stockholder distributions because of the potential application of a 100% tax on gains of such sales pursuant to the rules governing REITs.

The senior securities that we issue in connection with our securitizations have various ratings and are priced at a spread over an identified benchmark rate, such as the yield on United States Treasury bonds, interest rate swaps, or the London Inter-Bank Offered Rate (LIBOR). If the spread that investors demand over the benchmark rate widens and the rates we charge on our non-conforming loans are not commensurately increased, we may experience a decrease in the net interest income from any additional securitizations and therefore experience a reduction in the economic value of the pool of loans in our portfolio.

Fluctuating or rising interest rates may reduce our earnings or limit or eliminate our ability to borrow under our warehouse lines and repurchase facilities and to originate mortgages.

Changes in interest rates could affect our ability to originate loans, affect the value of the conforming and non-conforming loans we have originated prior to the time of the change in interest rates, inhibit our ability to securitize our non-conforming loans, or diminish the value of our retained interests in loan pools. Because the interest payable on the mortgage-backed securities issued in a securitization generally will adjust monthly and be based on shorter term floating interest rates, and the interest income we receive from our securitized loans generally will either be fixed, adjust less frequently than monthly or be subject to caps on the rates the borrowers pay, the net interest income generated by the securitized mortgages likely will decrease in a period of rising interest rates. In addition, when interest rates rise, the variable interest rates that we pay to finance our operations may rise above the interest we collect on our loans.

Fluctuations in interest rates may also affect our profitability in other ways, including the following:

•       lower interest rates may cause prepayments to increase, reducing our net interest income over time from our securitized loans;

•       higher interest rates may reduce overall demand for mortgage loans, particularly conforming loans, and accordingly reduce our origination of new loans;

•       increases in short-or long-term interest rates may reduce the value of loans on our consolidated statement of condition; and

•       decreases in short-term interest rates will result in a non-cash charge being recognized for income reporting to reflect the mark to market of the interest rate derivatives hedging the variable rate debt financing our held for investment portfolio.

In addition, the amount available to us under our warehouse lines and repurchase facilities depends in large part on the lender’s valuation of the mortgage loans that secure the facilities. Each credit facility provides the lender the right, under certain circumstances, to re-evaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings at a time when we may not have a sufficient inventory of loans or cash to satisfy the margin call. Accordingly, any failure by us to meet a margin call could cause us to default on our credit facilities and limit or eliminate our ability to borrow and to originate mortgages.

Our internal controls and disclosure controls and procedures may not be adequate to ensure that we are able to report accurately our financial results.

Effective internal controls are necessary for us to provide reliable financial reports. In order to establish effective internal control over financial reporting, we must evaluate and document the design of and test the effectiveness of our internal controls over financial reporting. During this process, we, or our independent auditors, may identify deficiencies in our system of internal control over financial reporting that may require remediation.

In conjunction with the audit of our financial statements as of December 31, 2004, our independent auditors, KPMG LLP, reported several significant deficiencies to our Audit Committee. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably and in accordance with GAAP, such that there is more than a remote likelihood that a misstatement of annual or interim financial statements that is more than inconsequential will not be prevented or detected. KPMG reported several significant deficiencies in our information technology area related to access controls that leave us vulnerable to unauthorized or inappropriate access to relevant financial reporting applications or data, and change management controls. KPMG also reported a significant deficiency in the process for determining the application of accounting principles to individual transactions. This significant deficiency primarily was in connection with our recent restatement of our audited financial statements for the year ended December 31, 2003 to eliminate the use of cash flow hedge accounting for our interest rate swap transactions because we determined that our hedge documentation was not sufficient to qualify for cash flow hedge accounting in accordance with the requirements of Statement of Financial Accounting Standards No. 133 (Statement 133) “Accounting for Derivative Instruments and Hedging Activities.” Management has discussed these deficiencies with our independent auditors, and is in the process of developing and implementing remediation plans. Any failure to remediate a significant deficiency or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to civil and criminal actions. Any of these results could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

If we do not manage our growth effectively, our management, administrative, operational and infrastructure may be harmed.

In recent years, we have experienced rapid growth that has placed, and will continue to place, pressures on our management, administrative, operational and financial infrastructure. We also intend to increase our business in the future by permanently servicing and continuing to securitize non-conforming loans, which will require capital and systems development and human resources beyond those that we currently have. To develop the capacity to permanently service loans, we may acquire a third party with servicing capacity or a servicing component of a third party or, alternatively, develop servicing capacity internally. If we are unable to or choose not to acquire this servicing capacity from a third party, we will require significant time to develop the capacity internally. We have not determined how we will develop the servicing capacity and as a result, we cannot determine if and when we will have the capacity to service our non-conforming loans on a permanent basis. In addition, we cannot assure you that we will be able to satisfy our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire additional qualified employees, satisfactorily perform our servicing obligations or incorporate effectively the components of any businesses that we may acquire to achieve this growth. If we are unable to manage growth effectively, we may become less efficient in originating, selling and securitizing loans, which could result in a decrease in our profit on loans sold and our net interest income from retained loans.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of loans held for sale. We cannot assure you, however, that our use of derivatives will fully offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will recognize losses on our derivative financial instruments under required accounting rules that will not be fully offset by gains we recognize on loans held for sale or loans held for investment. The derivative financial instruments that we select may not have the effect of reducing our price risk on our loans, including our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions or unanticipated market fluctuations could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Furthermore, we cannot assure you that the period in which the income or expense from the hedging transaction is recognized in our earnings will coincide with the period or periods in which the income or expense from the item we are economically hedging will be recognized in our earnings because we are marking to market our interest rate derivatives hedging our variable rate debt through earnings each period. These derivatives are structured to limit the volatility of our current period interest expense due to changes in interest rates over a period of generally two years. The fair market value of the derivatives will incorporate the market’s expected level of interest rates in these future periods. Accordingly, the mark to market of the derivatives through the income statement will bring the market’s expectation about changes in interest rates in the future into current period earnings. It is possible that there will be periods during which we will recognize non-cash losses on derivative transactions that may result in us reporting a net loss for the period. As a result, without cash flow hedge accounting, our reported earnings will be subject to greater volatility.

Our portfolio consists primarily of adjustable rate mortgage (ARM) loans, many of which are “interest only” for the first five years, which exposes us to a higher risk of default.

Our portfolio consists almost entirely of adjustable rate mortgage (ARM) loans, the payments on which are adjustable from time to time as interest rates change, generally after an initial two-year period during which the loans’ interest rates are fixed and do not change. After the initial fixed rate period, the borrowers’ payments on our ARM loans adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. As of December 31, 2004, 60% of our ARM loans held for investment also have an “interest only” feature for the first five years of the loan, so that the borrowers do not begin to re-pay the principal balance of the loans until after the fifth year of the loans. After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining 25 years of the loan.

These features will likely result in the borrowers’ payments increasing in the future. The interest adjustment feature generally will result in an increased payment after the second year of the loan and the interest only feature will result in an increased payment after the fifth year of the loan. Since these features will increase the debt service requirements of our borrowers, it may increase our risk of default in our investment portfolio for loans that remain in our portfolio for at least two years (relative to the ARM feature) or for five years (relative to the interest only feature).

Our warehouse lines and repurchase facilities contain covenants that restrict our operations and any default under these credit facilities would inhibit our ability to grow our business and increase revenues.

Our existing warehouse lines and repurchase facilities contain extensive restrictions and covenants and require us to maintain or satisfy specified financial ratios and tests, including among other things, minimum levels of consolidated tangible net worth, liquidity and profitability, maximum ratio of indebtedness to consolidated adjusted tangible net worth and maintenance of asset quality and portfolio performance tests. Failure to meet or satisfy any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. These agreements are secured by substantially all of our assets and also contain cross-default provisions, so that an event of default under any agreement will trigger an event of default under other agreements, giving the lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, enforce their rights by foreclosing on collateral pledged under these agreements and restrict our ability to make additional borrowings under these agreements.

Our warehouse lines and repurchase facilities also restrict our ability to, among other things:

•       incur additional debt;

•       acquire all or substantially all of the assets or ownership interests of another entity; and

•       engage in mergers or consolidations.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues.

If the prepayment rates for our mortgage loans are higher than expected, our net interest income may be reduced.

The rate and timing of unscheduled payments and collections of principal on our loans is impossible to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, refinancing incentives that are a function of home value changes, restrictions on voluntary prepayments contained in the loans, the availability of lender credit and other economic, demographic, geographic, tax and legal factors. In general, however, if prevailing interest rates fall significantly below the interest rate on a loan, the borrower is more likely to prepay the then higher rate loan than if prevailing rates remain at or above the interest rate on the loan. Unscheduled principal prepayments are permitted under all of our loans. Our results of operations could be reduced to the extent that we are unable to reinvest the funds we receive from unscheduled principal prepayments at an equivalent or higher rate, if at all. In addition, a large amount of prepayments, especially prepayments on loans with interest rates that are high relative to the rest of the loan portfolio, will likely decrease the net interest income we receive from the portfolio. Also, elevated prepayment levels will cause the amortization of deferred origination costs to increase and reduce net interest income.

Our non-conforming loans are underwritten to non-conforming underwriting standards, which may result in losses or shortfalls on our mortgage-backed securities.

We underwrite all of our non-conforming loans in accordance with our non-conforming credit underwriting standards. A non-conforming mortgage loan is a mortgage loan which is ineligible for purchase by Fannie Mae or Freddie Mac due to either loan size, credit characteristics of the borrower or documentation standards in connection with the underwriting of the borrower’s income. The credit characteristics that cause a loan to be ineligible include those where there is a relatively higher level of debt service carried by the borrower, higher LTV, and loans by borrowers who may have a record of credit write-offs, outstanding judgments, prior bankruptcies and other credit items that do not satisfy the Fannie Mae or Freddie Mac underwriting guidelines. Documentation standards that are not eligible may include borrowers who provide limited or no documentation of their income in connection with the underwriting of the related mortgage loan. Accordingly, mortgage loans underwritten under our non-conforming credit underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than mortgage loans originated in accordance with Fannie Mae or Freddie Mac underwriting guidelines. We cannot provide assurance that our underwriting criteria or collection methods will afford adequate protection against the higher risks associated with loans made to non-conforming borrowers. If we are unable to mitigate these risks, our net interest income from our securitizations may be reduced.

We may be required to repurchase mortgage loans that we have sold, or replace loans that have been securitized, which could significantly reduce our cash flow and limit our ability to make distributions to our stockholders.

When we sell or securitize a loan we make certain representations, warranties and covenants regarding certain characteristics of the loans, the borrowers and the underlying properties, including that:

•       we deliver all required documentation within the applicable time period for delivery;

•       we will repurchase the loan in the event of an early payment default (generally defined as a default of the first payment after sale or default of two of the first four payments after sale); and

•       the borrower’s credit documents submitted for loan underwriting were not falsified, contained no untrue statement of material fact and did not omit to state a material fact.

If we are found to have breached any of our representations or warranties, we may be required to repurchase those loans or, in the case of securitized loans, replace them with substitute loans or cash. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we sold, we may be required to indemnify the purchasers of the loans for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against these loans is limited. Any significant repurchases or indemnification payments we make could significantly reduce our cash flow and limit our ability to make distributions to you.

In May 2004, the conforming division of Fieldstone Mortgage, d/b/a Broad Street Mortgage Co., received notification from HUD’s Regional Office of the Inspector General for Audit, in Fort Worth, Texas (the HUD IG), that an audit would be conducted to review loan origination procedures and the quality control plan for FHA loans originated by one of the division’s San Antonio branches. The HUD IG audit was triggered by the relatively high delinquency rate of loans originated by this San Antonio branch, even though the delinquency rate on FHA loans originated by all of Fieldstone Mortgage’s other branches is not above the national average. On August 31, 2004, we closed this San Antonio branch and terminated the staff through a reduction in force.

We received a draft audit report from the HUD IG dated February 28, 2005. In the draft audit report, the HUD IG has recommended that we indemnify HUD for any loan losses for 27 loans that may be, or have previously been, incurred, and that we make certain amendments to our quality control plan for our conforming division. We will meet with the HUD IG and submit a response to the draft audit report in April 2005. The HUD IG will then issue a final audit report to the FHA Commissioner (who also serves as the Chairman of HUD’s Mortgagee Review Board) and to us. At that point, HUD staff of the Office of Program Enforcement will make a decision whether to refer the audit to the Mortgagee Review Board for its consideration, handle the matter within that office, or refer it to the appropriate HUD Homeownership Center for resolution.

The Mortgagee Review Board could impose a civil money penalty for some or all of the 27 loans referenced in the draft audit report.

The success of our portfolio management and securitization business will depend upon our ability to service effectively the loans held in our portfolio and in our securitizations.

Once we securitize non-conforming loans, our strategy is to retain the servicing of those loans, including, but not limited to, all collection, advancing and loan level reporting obligations, maintenance of custodial and escrow accounts, and maintenance of insurance and enforcement of foreclosure proceedings. Historically, we have only serviced loans for the initial interim period between when we fund the loans and when we sell the loans and transfer the servicing at the direction of the purchaser. We have no experience servicing a large portfolio of loans for an extended period of time. We must either implement a servicing function or continue to contract with a third party to service the loans for us to fully implement our strategy. We cannot assure you that we will be able to service the loans according to industry standards either now or in the future. Any failure to service the loans properly will harm our operating results. Because we have not built or acquired the servicing capabilities that we need, we presently contract with Wells Fargo Bank, N.A., an experienced master servicer of non-conforming mortgage loans, to serve as master servicer, and Chase Home Finance LLC, an experienced servicer of non-conforming loans, to “sub-service” our loans for us. The aggregate fees paid to our master servicer and sub-servicer, generally between 21 and 25 basis points of the outstanding principal balance, are a component of our general and administrative expenses. Furthermore, our net interest income depends upon the effectiveness of the third party sub-servicer.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values may result in a reduction of mortgage origination activity, which could limit our ability to grow our loan portfolio and thus our net income.

An economic slowdown or a recession may have an adverse impact on our operations and our financial condition, particularly if accompanied by declining real estate values. Declining real estate values likely will reduce our level of new originations because borrowers use increases in the value of their homes to support new loans and higher levels of borrowings. Declining real estate values also negatively affect loan-to-value ratios of our existing loans and increase the likelihood that borrowers may default on existing loans. Any sustained period of delinquencies, foreclosures or losses could adversely affect our net interest income from loans in our portfolio, as well as our ability to originate, sell and securitize loans.

The residential mortgage origination business is a cyclical industry, and we expect that a rise in interest rates may result in a decreased volume of loan originations in the foreseeable future resulting in increased competition for the remaining loans.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past three years due largely to declining interest rates. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2005 relative to the 2004 levels due to rising interest rates. During periods of rising interest rates, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. We expect this to result in a decreased volume of originations in the foreseeable future, especially for conforming loans. Due to stable and decreasing interest rates over recent years, our historical performance will not be indicative of results in a rising interest rate environment. If interest rates rise, the number of loan originations may decrease generally, resulting in increased competition for the remaining loans. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

Our business may be significantly affected by the economies of California, Illinois and Colorado, where we conduct a significant amount of our business.

Although we are licensed or exempt from licensing requirements to originate loans in 48 states and the District of Columbia, and we regularly originate loans in most of these states, in 2004 approximately 44.8% of the loans we originated were loans secured by properties located in California, 7.16% were loans secured by properties located in Illinois, and 6.57% were loans secured by properties located in Colorado. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, such as an earthquake, in California, Illinois or Colorado could adversely affect the value of the mortgaged properties in those states and increase the risk of delinquency, foreclosure, bankruptcy or loss on mortgage loans in our portfolio. This would negatively affect our ability to originate, sell and securitize mortgage loans, which could result in a decrease in our profit on loans sold and our net interest income from retained loans.

We face intense competition that could adversely affect our market share and our revenues.

We face intense competition from finance and mortgage banking companies, other mortgage REITs, Internet-based lending companies where entry barriers are relatively low and, to a growing extent, from traditional bank and thrift lenders that have entered the mortgage industry. As we seek to expand our business, we will face a significant number of additional competitors that may be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do.

In addition to mortgage banking companies, other mortgage REITs, Internet-based lending companies, traditional banks and thrift lenders, the government-sponsored entities (Fannie Mae and Freddie Mac), are also expanding their participation in the mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are able to offer. While these entities are not legally authorized to originate mortgage loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-conforming loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, Fannie Mae or Freddie Mac experiences significantly higher-than-expected losses, the experience could adversely affect the overall investor perception of the non-conforming mortgage industry.

The intense competition in the non-conforming mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale origination structure and information systems to compete effectively. An inability to continue enhancing our current systems and Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition and results of operations.

Competition in the mortgage industry can take many forms, affecting interest rates and costs of a loan, stringency of underwriting standards, convenience in obtaining a loan, customer service, loan amounts and loan terms and marketing and distribution channels. The need to maintain mortgage loan volume in a competitive environment may create price competition, which could cause us to lower the interest rates that we charge borrowers, and could lower the value of our loans held for sale or in our portfolio, or credit competition, which could cause us to adopt less stringent underwriting standards. The combination of price competition and credit competition could result in greater loan risk without compensating pricing. If we do not address either or both of these competitive pressures in response to our competitors, we could lose market share, reduce the volume of our loan originations and sales and significantly harm our business, financial condition and results of operations.

The cyclical decline in the mortgage industry’s overall level of originations following 2004 may lead to increased competition for the remaining loans.

An interruption in or breach of our information systems could impair our ability to originate loans on a timely basis and may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems that we rely on could cause delays in underwriting, fewer loan applications to be received and processed and reduced efficiency in loan servicing. We currently contract with a third party, LION, Inc., to provide a software database application to track and provide market valuations for our conforming originations and related derivatives. This contract is renewable annually. We also contract with a third party, Ceridian Corporation, to provide payroll services, including employee pay disbursement, payroll tax deposits and all related federal and state payroll tax reporting requirements. This contract is renewable annually. We cannot assure you that no failures or interruptions will occur or, if they do occur, that we or the third parties on which we rely will adequately address them. The occurrence of any failures or interruptions could significantly harm our business, financial condition and results of operations.

Our independent auditors have reported to our audit committee that for 2004 we had significant deficiencies in the information technology area related to systems access and change management controls. If we are unable to remediate these significant deficiencies, it could materially harm our ability to implement effective internal control over financial reporting.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant portion of the mortgage loans that we originate comes from independent brokers. In 2004, approximately 4,700 brokers were involved in the origination of approximately 86% of our mortgage loans. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to obtain loans from our brokers and to expand broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing broker relationships or expanding our broker networks. If we are not successful, it could negatively affect the volume and pricing of our loans.

Loss of our key management or the inability to attract and retain key employees may impair our ability to operate successfully.

Our future success depends to a significant extent on the continued services of our senior management and the senior management of Fieldstone Mortgage, particularly, Messrs. Sonnenfeld, Partlow, Buczynski, Hagan, Camp and Uchino. We do not maintain “key person” life insurance for any of our personnel. The loss of the services of any of our senior managers, or other key employees, could harm our business and our prospects. Further, loss of a key member of our senior management team could be negatively perceived in the capital markets, which could have a negative impact on the market price of our common stock.

It is an event of default under our warehouse facility with JPMorgan Chase Bank if, without the prior written consent of JPMorgan Chase Bank, Messrs. Sonnenfeld and Partlow cease to serve and perform their duties as Chief Executive Officer and Chief Financial Officer, respectively, of Fieldstone Investment and Fieldstone Mortgage for any period of 45 consecutive days, and, within 60 days of the later departure of Messrs. Sonnenfeld and Partlow, successors satisfactory to JPMorgan Chase Bank have not been appointed.

In addition, we depend on our production managers, account executives and loan officers to attract borrowers by, among other things, developing relationships with other financial institutions, mortgage companies and mortgage brokers, real estate agents and real estate brokers and others. These relationships lead to repeat and referral business. The market for skilled production managers, account executives and loan officers is highly competitive. Competition for qualified production managers, account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled production managers, account executives and loan officers at manageable costs, it could harm our business, financial condition and results of operations.

We may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely upon information supplied by third parties, including the information contained in the loan application made by the applicant, property appraisal, title information and employment and income documentation. If a third party misrepresents any of this information and we do not discover the misrepresentation prior to funding the loan, the value of the loan may be significantly lower than anticipated. As a practical matter, we generally bear the risk of loss associated with the misrepresentation whether it is made by the loan applicant, the mortgage broker, another third party or one of our employees. A loan that is subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Although we may have rights against persons who, or entities that, made, or knew about, the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect from them any monetary losses that we have suffered.

In addition, for approximately 40% of the non-conforming loans that we originate, we receive little or no documentation of the borrowers’ income. Instead, we base our credit decisions on the borrowers’ credit score and credit history, the collateral value of the property securing the loan and the effect of the loan on the borrowers’ debt service. There is a higher risk of default on loans where there is little or no documentation of the borrower’s income.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is dependent upon our ability to interface effectively with our brokers, borrowers and other third parties and to effectively and efficiently process loan applications. The origination process is becoming more dependent upon advanced technology to process applications over the Internet, interface with brokers, borrowers and other third parties through electronic means and underwrite loan applications. Over the next six to nine months, we plan to continue developing and implementing new software technology for use in our loan origination system. The estimated cost of implementing this new system is approximately $6.1 million. Implementing this new technology and maintaining the effectiveness and efficiency of the technology currently used in our operations may require significant capital expenditures. We will have to fully develop our technological capabilities to remain competitive.

Our operations are subject to a body of complex laws and regulations at the federal, state and local levels, thereby potentially increasing our exposure to the risks of non-compliance.

Because we originate loans nationwide, we must comply with the laws, rules and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions, as well as an extensive body of federal laws, rules and regulations. The volume of new or modified laws, rules and regulations has increased in recent years, and, in addition, individual municipalities have begun to enact laws, rules and regulations that restrict loan origination activities, and in some cases loan servicing activities. The laws, rules and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to understand and deal with all of these laws, rules and regulations, thereby potentially increasing our exposure to the risks of non-compliance.

Local jurisdictions in California and Ohio have enacted laws restricting loan origination activities. In Cleveland Heights, Ohio, where we lend, additional disclosures are required. In Cleveland, Ohio, where we do not currently lend, restrictions have been placed on loan flipping, negative amortization, balloon loans as well as caps on points, fees and APRs for first and second liens. In Los Angeles, California, restrictions have been enacted capping points, fees and APR; however, the regulations have been stayed. We do not currently lend in Los Angeles.

We originate all conforming and non-conforming loans through Fieldstone Mortgage, which is licensed to originate residential mortgages in all states in which it conducts business and in which a license is required. Fieldstone Mortgage is licensed or exempt from licensing requirements to originate residential mortgages in the District of Columbia and all of the states except for Alabama and New York. With respect to our portfolio of non-conforming loans held for investment, Fieldstone Mortgage closes the loans in its own name using funds advanced by Fieldstone Investment, with a simultaneous assignment of the loans to Fieldstone Investment. Fieldstone Mortgage services the loans for a fee until transferred to the sub-servicer. Fieldstone Investment is licensed or exempt from licensing requirements to fund residential mortgage loans or acquire closed residential mortgage loans in all states in which it conducts business and in which a license is required.

Our failure to comply with these laws, rules and regulations can lead to:

•       civil and criminal liability, including potential monetary penalties;

•       loss of state licenses or other approved status required for continued lending and servicing operations;

•       legal defenses causing delay or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•       demands for indemnification or loan repurchases from purchasers of our loans;

•       class action lawsuits; and

•       administrative enforcement actions.

Some states in which we operate may impose regulatory requirements for financial disclosure on our officers and directors and parties holding 10%, and in some cases 5%, of our outstanding shares of stock. If any officer, director or person holding 10%, and in applicable cases 5%, or more of our outstanding shares of stock fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state. If we lost our authority to conduct business in a state for this or any other reason, and we were unable to increase our mortgage originations in other states, our residential mortgage originations will decrease, reducing our profits on loans sold and our net interest income from retained loans.

New legislation may restrict our ability to make loans, negatively affecting our revenues.

In recent years, federal and many state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices that are considered to be abusive. Many of these laws, rules and regulations restrict commonly accepted lending activities and impose additional costly and burdensome compliance requirements. These laws, rules and regulations impose restrictions on loans on which various points and fees or the annual percentage rate, or APR, meets or exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten or originated. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of, or participated in, the violation. Accordingly, the companies that buy our loans or provide financing for our loan originations may not want, and are not contractually required, to buy or finance any loans subject to these types of laws, rules and regulations.

The continued enactment of these laws, rules and regulations may prevent us from making some loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-conforming loans. These laws, rules and regulations have increased our cost of doing business, as we have been required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

In addition, many of these state laws, rules and regulations are not applicable to the mortgage operations of national banks, or other financial institutions chartered by the federal government, thereby giving the mortgage operations of these institutions a competitive advantage over us.

The federal Home Ownership and Equity Protection Act (HOEPA) identifies a category of mortgage loans as “high cost” and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate (APR) exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well. Our policy is to not make loans that are subject to HOEPA. We anticipate that we will continue to avoid making loans subject to HOEPA, and any lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. If we inadvertently make a loan subject to HOEPA or if we decide to relax our restrictions on loans subject to HOEPA, we will be subject to greater risks for non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits and administrative enforcement actions.

Our policy is to avoid originating loans that are designated as “high cost” by the federal HOEPA law and the various state and local laws, rules and regulations. Although these laws, rules and regulations do not prohibit us from making a “high cost” loan that is covered by these laws, if we do, we are subject to certain additional requirements that, although different from state to state, generally include restrictions on prepayment fees, balloon payments and negative amortization, prohibitions against interest rate increases as a result of default, a decreased ability to accept a loan with a less favorable risk grade or accepting a loan at a higher cost, caps on finance points and fees, and prohibitions against refinancing and “flipping” of loans (a practice involving repeatedly refinancing loans so that the borrower’s equity is depleted by the lender’s fees and making loans without a reasonable expectation that the borrowers will be able to repay the loans).

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds. The following table sets forth the APR and points and fees thresholds imposed by states that have enacted these laws at the present time.

APR and Points and Fees Thresholds

Interest Rate	APR-First Liens	APR-Subordinate Liens	Points & Fees
3%	—	—	IL(1)
<4.5%	—	—	NJ(2)
<5%	—	—	AR(3), CT(8), DC, GA(4), IL, IN(2), MA, NC(4), NM(4), PA(4), SC(4)
<6%	DC, IL	—	AR(5), CA, CO, IN(10) NJ(11)(12), WI
<7%	MD, NM	DC	MD
<8%	AR, CA, CO, CT, Fl GA, IN, KY, ME, MA NC, NJ, OH, OK, PA, SC, TX, UT, WI	CA, IL	AR(6), CT(9), FL, GA(7), KY, ME, NC(7), NM(7), OH, OK, PA, SC (7), TX, UT
<9%	—	MD, MA, NM	—
<10%	—	AR, CO, CT, FL, GA IN, KY, ME, NC, NJ, OH, OK, PA, SC, TX, UT, WI	—

(1)          Applies to loans with an APR > 8%.

(2)          Applies to loans > $40,000.

(3)          Applies to loans > $75,000.

(4)          Applies to loans > $20,000.

(5)          Applies to loans $20,001 to $74,999.

(6)          Applies to loans < $20,000.

(7)          Applies to loans < $20,000, lesser of 8% or $1,000.

(8)          Applies to 1ST lien fees greater of 5% or $2,000.

(9)          Applies to 2nd lien fees.

(10)   Applies to loans < $40,000.

(11)   Applies to loans < $20,000, lesser of 6% or $1,000.

(12)   Applies to loans > $20,000 to $39,999.

We may decide to make a loan that is covered by one of these laws, rules or regulations only if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could significantly harm our business, financial condition and results of operations.

We are exposed to environmental liabilities with respect to properties to which we take title, which may harm our liquidity and results of operations.

In the course of our business we may foreclose and take title to residential properties and, if we take title, we could be subject to environmental liabilities with respect to these properties. From January 1, 2000 through December 31, 2004, we foreclosed on 0.03% of the loans we funded during that period. In those circumstances, we may be liable to a governmental entity or third parties for property damage, personal injury, investigation or clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and may harm our liquidity and results of operations.

Risks Related to our Organization and Structure

Our organizational documents contain provisions that may inhibit potential acquisition bids that our stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

•       There are ownership limits and restrictions on transferability in our charter.   In order to qualify as a REIT, not more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by 5 or fewer individuals and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our charter generally prohibits any stockholder from actually or constructively owning more than 9.8% of our outstanding shares of common stock. This restriction may:

•       discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

•       compel a shareholder who had acquired more than 9.8% of our shares to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares. Any acquisition of our common stock in violation of these ownership restrictions will be void ab initio or will result in automatic transfers of our common stock to a charitable trust, which will be responsible for selling the common stock to permitted transferees and distributing at least a portion of the proceeds to the prohibited transferees.

•       Our charter permits our board of directors to issue preferred stock with terms that may discourage a third party from acquiring us.   Our charter permits our board of directors to issue up to 10,000,000 shares of preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption as determined by our board. Our board could authorize the issuance of preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price.

•       Our charter and bylaws contain other possible anti-takeover provisions.   Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions include advance notice requirements for stockholder proposals.

In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to:

•       accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation;

•       authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan;

•       make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act; or

•       act or fail to act solely because of the effect that the act or failure to act might have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.

Moreover, under Maryland law, the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith and in a manner that he or she reasonably believes is in the best interests of the corporation and its stockholders and in a manner that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of directors and officers, requires us to indemnify our directors and officers for actions taken by them in those capacities to the full extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.

Tax Risks

We may be unable to comply with the requirements applicable to REITs, or compliance with these requirements could adversely affect our financial condition.

Commencing with our short taxable year ended December 31, 2003, which began on November 13, 2003, we believe that we qualify as a REIT under the Internal Revenue Code. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control. For example, to qualify as a REIT, at least 75% of our annual gross income must come from real estate sources, including mortgages on real property, and 95% of our annual gross income must come from real estate sources and other sources that are itemized in the REIT tax laws, mainly interest and dividends. We are subject to various limitations on our ownership of investments, including a limitation that the fair market value of our investment in our taxable REIT subsidiary, Fieldstone Mortgage, together with any other investments in taxable REIT subsidiaries that we may hold in the future, cannot exceed more than 20% of our total assets at the close of any quarter (subject to a 30-day “cure” period following the close of each quarter). Fieldstone Mortgage conducts substantial loan origination and servicing activities and will accumulate some or all of the income from those activities. As of December 31, 2004, the estimated fair market value of our investment in Fieldstone Mortgage was 4.1% of our total assets. In addition to this limitation, at least 75% of our assets at the close of any quarter (subject to the 30-day “cure” period) must be qualified real estate assets, government securities and cash and cash items. Certain other quarterly asset ownership requirements also apply. Although we have attempted to be prudent in valuing our investment in Fieldstone Mortgage and our other assets and believe that we currently satisfy all of the asset ownership requirements, we cannot provide assurance that the IRS will agree with these determinations. The need to comply with the income and asset ownership requirements applicable to REITs may cause us to acquire other assets that are qualified real estate assets for purposes of these requirements (for example, interests in other mortgage loan portfolios) but that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

There would be adverse consequences to us and our stockholders if we failed to qualify as a REIT.

The requirements for qualification as a REIT are highly technical and complex and even a technical or inadvertent mistake could jeopardize our REIT status. Moreover, legislation, new regulations, administrative interpretations or court decisions may adversely affect, possibly retroactively, our ability to qualify as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify or remain qualified as a REIT in any taxable year and the relief provisions set forth in the Internal Revenue Code do not apply, among other things:

•       we will have to pay federal, state and local tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates because our distributions will not be deductible by us;

•       we will not be required to make any distributions to our stockholders;

•       our securitizations may be subject to an entity level tax, and the cash flows from these securitizations may be diverted to accelerate the repayment of the underlying bonds;

•       any distributions we make to our stockholders will be taxable to them as dividends to the extent of our current and accumulated earnings and profits, although, subject to limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction with respect to these distributions, and individual distributees may be eligible for the capital gains tax rate of 15% or less on such dividends; and

•       we generally will be disqualified from electing treatment as a REIT for the four taxable years following the year in which our REIT status is lost, unless we are entitled to relief under statutory provisions.

In addition to the consequences listed above, the tax liability resulting from our failure to qualify as a REIT:

•       would substantially reduce our earnings and our cash available to pay distributions (and, consequently, your yield on your investment in our common stock);

•       might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results; and

•       could affect the trading price of our common stock.

In October 2004, new legislation, referred to as the “American Jobs Creation Act of 2004,” was enacted into law. This new legislation contains several provisions applicable to REITs, including provisions that could provide relief in the event we violate a provision of the Code that would result in our failure to qualify as a REIT. If these relief provisions, which generally would apply to us beginning January 1, 2005, are inapplicable to a particular set of circumstances which otherwise would disqualify us as a REIT, we would fail to qualify as a REIT. Even if these relief provisions apply, we would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

Despite our REIT status, we remain subject to various taxes, including substantial contingent tax liabilities.

Similar provisions of the Internal Revenue Code apply to REITs and to S corporations that acquire any assets from a non-REIT C corporation in a carry-over basis transaction. These provisions permit the

REIT or S corporation, as applicable, to avoid the recognition of gain and the imposition of corporate level tax with respect to a built-in gain asset acquired in a carry-over basis transaction from a non-REIT C corporation unless and until the REIT or S corporation disposes of that built-in gain asset during the ten-year period following its acquisition. At the time of the disposal, the REIT or S corporation would recognize and be subject to tax at the highest regular corporate rate on the “built-in gain.” Built-in gain is the amount by which an asset’s fair market value exceeds its adjusted tax basis at the time the REIT or S corporation acquires the asset.

On January 1, 2003, the effective date of the S election made by our predecessor, Fieldstone Holdings, a material amount of “franchise value” existed in the business in excess of its book value, which could give rise to a tax liability pursuant to the built-in gain rules described above on a sale of the business prior to December 31, 2012. We inherited the potential tax liability relating to any built-in gain of Fieldstone Holdings as a result of our merger with Fieldstone Holdings on November 14, 2003. Accordingly, if we sell our business or substantially all of our assets during the ten-year period ending December 31, 2012, we will be subject to regular corporate tax on some amount of gain. The total amount of gain on which we can be taxed is limited to the excess of the aggregate fair market value of our assets on January 1, 2003, the effective time of Fieldstone Holdings’ S election, over the adjusted tax bases of those assets at that time. As this tax would be significant, we intend to manage our affairs in a manner that takes into account the potential incurrence of this tax, which may result in our seeking to avoid any taxable disposition of our business or substantially all of our assets prior to January 1, 2013, even if such a transaction might otherwise be in our best interests if this tax were not to apply. None of the loan sales made by Fieldstone Holdings since January 1, 2003 triggered any built-in gains tax because these loans were held for sale, and Fieldstone Holdings was required to use “mark-to-market” accounting for its tax accounting. Consequently, no gain was attributable to those loans for tax purposes at the time of the S election.

In addition, notwithstanding our status as a REIT, we remain subject to federal, state and local taxes on our income and property. We may be subject to some state and local income taxes because not all states and localities treat REITs in the same manner that they are treated for federal income tax purposes.

The lower tax rate on certain dividends from non-REIT C corporations may cause investors to prefer to hold stock in those corporations.

While corporate dividends traditionally have been taxed at ordinary income tax rates, dividends received by individuals through December 31, 2008 from non-REIT C corporations generally will be taxed at the maximum capital gains tax rate of 15%, as opposed to the maximum ordinary income tax rate of 35%. This change has reduced substantially the so-called “double taxation” (that is, taxation at both the corporate and shareholder levels) that generally applies to non-REIT C corporations and not to REITs. Except in limited circumstances where the dividends are attributable to income that has been subject to corporate-level tax, REITs generally do not pay corporate level tax on income that they distribute currently to their stockholders; therefore, REIT dividends are not eligible for the lower capital gains rates. While the earnings of a REIT that are distributed to its shareholders generally still will be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this difference in the taxation of dividends could cause individual investors to view the stock of non-REIT C corporations as more attractive relative to the stock of REITs. Individual investors could hold this view because the dividends from regular C corporations generally will be taxed at a lower rate, while dividends from REITs generally will be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, this difference in the taxation of dividends may have on the value of the stock of REITs in general or on the value of our common stock in particular, either in terms of price or relative to other potential investments.

We may not qualify as a REIT if we failed to distribute by the close of 2003 any undistributed earnings and profits that were attributable to a non-REIT C corporation taxable year.

To qualify as a REIT, at the end of any taxable year, we cannot have any undistributed or retained earnings and profits that are attributable to a non-REIT C corporation taxable year (non-REIT C corporation E&P). For certain years prior to January 1, 2003, our predecessor, Fieldstone Holdings, and its wholly owned subsidiary, Fieldstone Mortgage, were taxable as C corporations for federal income tax purposes. Effective January 1, 2003, Fieldstone Holdings elected to be treated as an S corporation, and Fieldstone Mortgage became a “qualified subchapter S subsidiary” of Fieldstone Holdings that was disregarded as separate from Fieldstone Holdings. As of the effective date of Fieldstone Holdings’ S election, Fieldstone Holdings had non-REIT C corporation E&P. We commissioned a national accounting firm to verify our calculation of this E&P. Prior to the merger with Fieldstone Investment, Fieldstone Holdings made distributions of non-REIT C corporation E&P in 2003 to its shareholders in an amount greater than the amount of non-REIT C corporation E&P as determined by our verified calculations. We succeeded to any non-REIT C corporation E&P of Fieldstone Holdings remaining after those dividends were paid and had until December 31, 2003, the close of our first taxable year as a REIT, to distribute any remaining non-REIT C corporation E&P. We believe that, as of the close of 2003, we had no undistributed non-REIT C corporation E&P based on our calculations and the review of those calculations by a national accounting firm.

There can be no assurance, however, that the IRS will not examine our tax returns from our years as a C corporation and propose adjustments to increase our taxable income from those years. If the IRS determines that we failed to distribute all of our non-REIT C corporation E&P by the close of 2003, although the law on this issue is not entirely clear, we may avoid being disqualified as a REIT for each taxable year during which we had non-REIT C corporation E&P, provided that we satisfy the “deficiency dividend” procedures described in “Material Federal Income Tax Considerations—Annual Distribution Requirements Applicable to REITs.” Our REIT shareholders would be subject to tax on the dividends at the applicable ordinary income tax rates even though these dividends would be, as a practical matter, a return of a portion of the capital invested in us. For individuals, these distributions would be eligible for the lower capital gains rates. Due to the inherently factual nature of the determination of our earnings and profits, and given the inability of counsel to opine on this issue, there is a risk that the IRS could succeed in challenging our determination that we do not have any undistributed non-REIT C corporation E&P, in which event we either could fail to qualify as a REIT or could be required to satisfy the “deficiency dividend” procedures referenced above.

The tax imposed on REITs for “prohibited transactions” limits our ability to engage in transactions, including certain methods of securitizing our loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held for sale, other than foreclosure property, but including any mortgage loans held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize the loans in a manner that was treated as a sale of inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures used for our securitization transactions even though these sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our portfolio of mortgage loans from time to time even if we believe it would be in our best interest to do so. However, loan sales by Fieldstone Mortgage are not subject to this prohibited transaction tax because Fieldstone Mortgage has elected to be treated as a taxable REIT subsidiary, although the net income recognized by Fieldstone Mortgage from any sales is subject to tax at regular corporate rates.

Executive Officers and Key Employees

Our executive officers and key employees as of December 31, 2004 are as follows:

Michael J. Sonnenfeld, 48, the founder of our company, is our President, Chief Executive Officer and a director. Since July 1995, he has served as our President. From 1994 to 1995, Mr. Sonnenfeld served as Director of the Residential Mortgage Conduit for Nomura Securities International, Inc. Prior to joining Nomura, Mr. Sonnenfeld was the President of Saxon Mortgage Funding Corporation, a subprime and jumbo mortgage originator and conduit, the President of Saxon Mortgage Capital Corporation, an investor in warehouse lines funded through the issuance of commercial paper, and Executive Vice President of Resource Mortgage Investment Corporation, a public REIT with a portfolio of mortgages, mortgage securities and mortgage derivative securities. Mr. Sonnenfeld received his J.D. degree from the University of Michigan Law School and received his B.A. and M.A. degrees in Liberal Arts from the Johns Hopkins University.

Robert G. Partlow, 38, is our Senior Vice President—Chief Financial Officer. He has held this position since October 2003, after joining us in August 2003 originally to serve as Senior Vice President—Investment Portfolio. Prior to August 2003, Mr. Partlow served as Director of Financial Reporting for Circuit City from February 2003 to July 2003. From July 2002 to January 2003, Mr. Partlow was recovering from surgery and was not employed. From July 2001 to June 2002, Mr. Partlow was Chief Financial Officer, Treasurer and a director of Saxon Capital, Inc. From May 1996 to July 2001, Mr. Partlow served as Chief Financial Officer and Treasurer of Saxon Mortgage, Inc. and its affiliates. Prior to joining Saxon in 1996, Mr. Partlow served as manager of tax and accounting for Dynex Capital, Inc., as a senior tax consultant at KPMG LLP, an international accounting firm, and as a bank examiner for the Federal Reserve Bank of Richmond. Mr. Partlow received a B.S. degree in Business Administration from the University of Richmond and a M.S. degree in Accountancy from the University of Virginia. Mr. Partlow is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Walter P. Buczynski, 56, is our Executive Vice President—Secondary Marketing. He has held this position since January 1, 2003 and prior to that time he served as our Senior Vice President—Secondary Marketing. Prior to joining our company in 2000, Mr. Buczynski served as the Chief Operating Officer of First Home Mortgage Corporation from December 1999 to August 2000. From 1997 to 1999, while serving as Senior Vice President, Mr. Buczynski directed the capital market activities of G.E. Capital Mortgage Services, Inc. From 1991 to 1997, Mr. Buczynski served as Executive Vice President of Secondary Marketing for Margaretten & Company, n.k.a. Chase Manhattan Mortgage Corporation. Mr. Buczynski also has served as Chairman of The GNMA Liaison Committee and Vice Chairman of the Freddie Mac Liaison Committee of the Mortgage Bankers Association of America. Mr. Buczynski received his B.S. degree from Rutgers University.

John C. Kendall, 38, is our Senior Vice President—Investment Portfolio. He has held this position since joining us in April 2004. From July 1999 to April 2004, Mr. Kendall served as Director for Mason Street Advisors, a wholly owned investment management affiliate of The Northwestern Mutual Life Insurance Company, serving as a portfolio manager in the Structured Products Group dedicated to investment in asset-backed and mortgage-backed securities. Prior to joining Northwestern Mutual in 1999, he spent the initial stage of his career as an investment banker and structured finance specialist with several firms including Kidder Peabody / PaineWebber, from 1993 to 1996, Greenwich Capital Markets, from 1990 to 1993, and Prudential Securities, from 1988 to 1990. Mr. Kendall received a B.S. from Georgetown University School of Foreign Service majoring in International Economics and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University majoring in Finance and Accounting.

Gary K. Uchino, 56, is our Senior Vice President and Chief Credit Officer and has served in this position since May 1998. From December 1995 to May 1998, Mr. Uchino served as Vice President—Credit

Manager. Prior to December 1995, Mr. Uchino was employed by TransAmerica Finance from 1993 to 1995. From September 1980 to June 1993, Mr. Uchino was employed by Security Pacific Corporation where he served as Vice President of credit administration responsible for underwriting and credit policy. From May 1969 to September 1980, Mr. Uchino was employed by Associates Financial Services Company where he served as director of Associates Financial Services Company of Japan, KK responsible for establishing the operations of its Japan subsidiary. Mr. Uchino attended the University of Hawaii majoring in business administration.

John C. Camp, IV, 34, is our Senior Vice President—Chief Information Officer and has served in this position since March 2005. From June 1999 to March 2005, Mr. Camp served as Senior Vice President—Information Systems and Facilities. From May 1994 to May 1999, Mr. Camp served as an instructor and consultant for Chesapeake Computer Consultants and analyzed, developed and implemented various computer systems. From February 1996 to June 1998, Mr. Camp also served as co-owner of Bayserve Technologies Incorporated, where he directed the activities of the systems, facilities and marketing departments. Mr. Camp received his B.S. degree in Computer Science from the University of Maryland.

Cynthia L. Harkness, 43, is our Senior Vice President—General Counsel and Secretary. She has served in this capacity since she joined us in March 2004. Prior to joining us, Ms. Harkness served as Vice President and Counsel to Constellation Power Source, Inc. from May 2002 to February 2004. Prior to joining Constellation, Ms. Harkness served as an Assistant General Counsel of Enron North America Corp. from July 1999 to May 2002. From 1991 through 1999, Ms. Harkness held several positions with Banque Indosuez and its successor entity Credit Agricole Indosuez in New York, France and Singapore, where she served as First Vice President and Regional General Counsel—Asia Pacific. She received a B.B.A. and a J.D. from The University of Texas at Austin and is admitted to practice law in the states of Connecticut, Maryland, New York and Texas.

Mark C. Krebs, 44, is our Senior Vice President—Treasurer. He has held this position since joining us in February 2004. From 2003 until joining us, Mr. Krebs was Senior Vice President and Treasurer of American Home Mortgage Holdings, Inc. From 1986 to 2003, Mr. Krebs was Senior Vice President, Controller and Treasurer of Columbia National, Inc. Prior to that, Mr. Krebs was an auditor with KPMG. He graduated from Towson University in 1982 and is a certified public accountant.

Teresa McDermott, 43, is our Senior Vice President—Controller. Since February 2004, she has served as our Senior Vice President—Controller. From January 2003 to February 2004, she held the position of Vice President and Controller, and from November 2001 to January 2003, she served as Assistant Vice President & Assistant Controller. Prior to joining our company, Ms. McDermott served as Chief Financial Officer of PCLoans.com, the successor to Capital Mortgage Bankers, Inc., a national mortgage banking corporation, from 1985 to 1990 and from 1996 to 2001. Prior to PCLoans.com, Ms. McDermott managed the financial reporting and budgeting efforts for Signature Development, Inc. where she served as Senior Vice President and Controller from 1990 through 1996. Still prior, Ms. McDermott worked as an Accounting Manager for Mercantile Mortgage Corporation. She received her B.A. degree in Accounting from Loyola College and is a certified public accountant.

The executive officers and key employees of our subsidiary, Fieldstone Mortgage Company, as of December 31, 2004, are as follows:

James T. Hagan, Jr., 55, is Executive Vice President—Non-Conforming Wholesale Division of Fieldstone Mortgage Company and has served in this position since October 2004. From January 2003 to October 2004, he served as Executive Vice President—West Non-Conforming Division, and from August 1996 to January 2003, he was Senior Vice President—Sales. Prior to joining Fieldstone Mortgage in August 1996, Mr. Hagan served as Senior Vice President for Long Beach Mortgage Corporation where he developed the prime lending division. In 1994, Mr. Hagan served as Divisional Vice President for American Residential Funding, directing the activities of its sub-prime division. From 1988 to 1994,

Mr. Hagan served as Regional Vice President for American Residential Mortgage Corporation. Mr. Hagan received his undergraduate degree in Business Administration from Loyola University.

John M. Camarena, 38, is Senior Vice President—Southwest Non-Conforming Region of Fieldstone Mortgage Company and has served in this position since January 2003. From October 1996 to January 2003, he was Regional Vice President—Southwest. Prior to joining Fieldstone Mortgage in October 1996, Mr. Camarena founded Atlantic Pacific Bancorp, a sub-prime brokerage firm, where he served as General Manager. Prior to Atlantic Pacific, Mr. Camarena directed sub-prime production activities for American Residential Mortgage Corporation and originated sub-prime wholesale loans for Long Beach Financial Corporation. He earned his undergraduate degree in Liberal Arts at Colorado University. Mr. Camarena is an active member of the Mortgage Bankers Association of America.

Teri A. Rapp, 44, is Senior Vice President—Non-Conforming Wholesale Division Operations of Fieldstone Mortgage Company and has served in this position since October 2004. From January 2003 to October 2004, she served as Senior Vice President—West Non-Conforming Division Operations, and from December 1995 to January 2003, she was Vice President—Operations. Prior to joining Fieldstone Mortgage in December 1995, Ms. Rapp served as Assistant Vice President and Sales Manager with Ford Consumer Finance, where she directed the company’s district credit and sales efforts. Prior to Ford, Ms. Rapp served as Compliance Manager for Home Loan Funding, Incorporated. From 1978 to 1990, Ms. Rapp served as Assistant Vice President and Operations and Compliance Manager for Wells Fargo Bank. Ms. Rapp attended Diablo Valley College.

John J. Jacobs, IV, CMB, 58, is Senior Vice President—Conforming Division of Fieldstone Mortgage, which does business under the name Broad Street Mortgage Co. He has served in this position since January 2000. Prior to joining Fieldstone Mortgage, Mr. Jacobs co-founded Broad Street Mortgage Corporation, where he served as President and Chief Executive Officer from September 1995 to January 2000. Prior to co-founding Broad Street, Mr. Jacobs directed all production and secondary marketing activities for BancPLUS Mortgage Corporation, where he served as Executive Vice President and Chief Lending Officer. From 1985 to 1986, as Senior Vice President and Director of Marketing with RIHT Mortgage Corporation, Mr. Jacobs managed the secondary marketing function. Earlier in his career, Mr. Jacobs held leadership roles with Cameron-Brown Company, Advance Mortgage Corporation, Southwest Mortgage Corporation, and SAFECO Title Insurance Company. Mr. Jacobs received his B.S. degree from the University of Wyoming and his M.B.A. from Duke University. He is also a graduate of the Mortgage Bankers of America’s School of Mortgage Banking and is a Certified Mortgage Banker (CMB).

Brendan A. George, 52, is Senior Vice President—Conforming Division Production of Fieldstone Mortgage and has served in this position since January 2000. Prior to January 2000, Mr. George served as Executive Vice President for Broad Street Mortgage Corporation, a company he co-founded, from October 1995 to December 2000. From 1987 to 1995, Mr. George managed the regional retail production efforts of BancPLUS Mortgage Corporation as Senior Vice President. From 1984 to 1987, Mr. George served as vice president and branch manager with Sears Mortgage Company. He received his B.S. degree at Texas A&M University.

Mary M. O’Bannon, 48, is Senior Vice President—Conforming Division Operations of Fieldstone Mortgage and has served in this position since January 2000. Prior to January 2000, Ms. O’Bannon served as Senior Vice President of Operations with Broad Street Mortgage Corporation from September 1995 to December 1999, where she directed the company’s production operations activities. Ms. O’Bannon also served for many years with BancPLUS Mortgage Corp. in several roles, including Production Operations Manager, Regional Operations Coordinator and Regional Underwriting Manager. Ms. O’Bannon received her undergraduate degree in Business Administration from the University of New Mexico.

ITEM 2.                PROPERTIES

Our corporate headquarters is located in Columbia, Maryland and contains approximately 71,572 square feet (including 11,000 square feet subleased from another tenant on a month-to-month basis through May 2005). Effective June 1, 2005, the corporate headquarters will increase by 17,896 square feet to a total of approximately 89,468 square feet. Our lease expires on May 1, 2010. As of December 31, 2004, we also leased additional property in the following states and metropolitan areas ranging in size from approximately 200 to 23,700 square feet with original lease terms varying from month-to-month to five years: Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Maryland, Minnesota, Montana, North Carolina, Nebraska, New Jersey, Nevada, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. All of our facility leases are operating leases. We do not consider any specific leased location to be material to our operations. We believe that equally suitable locations are available in all areas where we currently do business.

ITEM 3.                LEGAL PROCEEDINGS.

Hill, et al. v. Fieldstone Mortgage Company, et al. is a class action filed on January 16, 2002 in the Circuit Court for Baltimore City by plaintiffs, who are two individuals who obtained a second mortgage loan from Fieldstone Mortgage in 1998, in the amount of $28,000, secured by their residence, against Fieldstone Mortgage and 10 other mortgage lenders that plaintiffs contend are or were the assignees of second mortgage loans in Maryland made by Fieldstone Mortgage. The lawsuit alleges, among other things, that (i) the defendants violated the Maryland Second Mortgage Loan Law, or SMLL, by failing to obtain the necessary license to provide a second mortgage loan and by charging fees unauthorized by the SMLL, and (ii) the defendants violated the Maryland Consumer Protection Act by engaging in conduct contrary to the provisions of the SMLL. The plaintiffs seek a declaratory judgment that their mortgage contract is illegal and, therefore, that they do not need to honor their obligation to repay the second mortgage loan. The plaintiffs also seek monetary damages in the amount of $300,000. Fieldstone Mortgage, and each of the other defendants, filed motions to dismiss asserting that, among other things, the plaintiffs’ claims are barred by the applicable three-year statute of limitations, the plaintiffs’ failed to properly plead a claim under the Maryland Consumer Protection Act, and the plaintiffs’ request for a judicial declaration that their mortgage contract is illegal is not a remedy available under either Maryland statutory or common law. The circuit court heard oral arguments on the motions to dismiss in January 2003. To date, the court has not ruled on this motion. This lawsuit was consolidated with 14 other class actions with identical claims against other mortgage lenders. No motion for class certification has yet been filed in this case.

Due to the inherent uncertainties of the judicial process, we are unable to predict the outcome of this matter. While we intend to continue to vigorously defend this claim and believe we have meritorious defenses available to us, there can be no assurance we will prevail.

820 Management Trust et al. v. Fieldstone Investment Corporation, Fieldstone Mortgage Company and KPMG LLP, is an action filed on May 24, 2004 in the District Court of Tarrant County, Texas by 820 Management Trust, one of our former shareholders prior to the closing of the 144A Offering, alleging that the shareholders whose shares were redeemed following the closing of the 144A Offering, for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On June 14, 2004, we filed our answer, generally denying all of the allegations in the complaint. The Redemption Agreement between the shareholders and us required us to adjust the redemption price we paid to the shareholders based on our November 13, 2003 balance sheet, as audited by KPMG. Our November 13, 2003 balance sheet does not include the deferred tax asset now being requested by the redeemed shareholders, and on January 12, 2004, KPMG issued an independent auditors’ report of the November 13, 2003 balance sheet. We paid an additional $1.8 million to the redeemed shareholders on February 18, 2004 based on our audited November 13, 2003 balance sheet and the terms of the Redemption Agreement. The lawsuit alleges that our November 13, 2003 balance sheet should have included a deferred tax asset that, if included, would have increased our net worth on November 13, 2003. The redeemed shareholders allege that they are entitled to an increase in the redemption price if our November 13, 2003 balance sheet is revised to include the deferred tax asset. On April 20, 2004, following notification by the redeemed shareholders of their dispute concerning our November 13, 2003 balance sheet, KPMG advised that their January 12, 2004 independent auditors’ report of our November 13, 2003 balance sheet should no longer be relied upon. The lawsuit seeks an order requiring KPMG to provide an audit report on a revised November 13, 2003 balance sheet, including the deferred tax asset as the plaintiffs request, other alternative equitable relief and unspecified damages. On August 12, 2004, the plaintiffs served a request for disclosure on us, Fieldstone Mortgage and KPMG. On September 9, 2004, KPMG served its response to this request for disclosure, which states, among other things, that KPMG has determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our November 13, 2003 balance sheet. This lawsuit is currently pending.

While we intend to vigorously pursue our position in the above action and believe we have meritorious arguments available to us, there can be no assurance that we will prevail. Regardless of the outcome, we do not believe that the final resolution of this dispute with the shareholders whose shares were redeemed prior to the closing of the 144A Offering will have a material effect on our business, financial condition or results of operations. If we ultimately are required to make an additional payment to the redeemed shareholders, the payment will be an increase in the redemption price of their shares and will be recorded as a reduction of our paid in capital in the period in which the dispute is resolved and will not be reflected in our statement of operations. In addition, we may be required to pay interest and other third-party costs associated with the litigation, which, if payable as part of a settlement, will be recorded to earnings in the period in which the dispute is resolved.

In addition to the matters described above, because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending and consumer protection laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to other legal proceedings in the ordinary course of business. All of these ordinary course proceedings, taken as a whole, are not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Since February 3, 2005, our common stock has traded on the NASDAQ National Market under the symbol “FICC.”  Prior to trading on the NASDAQ National Market, our common stock was not listed or quoted on any national exchange or market system.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the NASDAQ National Market:

	Price Range
2005	High	Low
First Quarter (February 3 - March 22)	$19.50	$13.90

On March 22, 2005, the last sale price reported on the NASDAQ National Market for our common stock was $14.01 per share. As of March 22, 2005, there were 64 holders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners.

Dividends

To maintain our status as a REIT and to avoid paying federal income tax on our distributed income, we are required to distribute, on an annual basis, 90% of our REIT taxable income. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. Any distributions we make will be at the discretion of our board of directors and will depend upon our REIT taxable earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law and such other factors as our board of directors deems relevant.

The following table sets forth, for the periods indicated, the cash distributions declared per share on our shares of common stock since our formation on August 20, 2003 (excluding dividends paid to shareholders of our predecessor, Fieldstone Holdings, in 2003):

2004	Declared Per Share Cash Distributions	Declaration Date	Record Date	Payment Date
First Quarter	$0.07	April 29, 2004	May 14, 2004	May 28, 2004
Second Quarter	$0.24	July 26, 2004	August 13, 2004	August 27, 2004
Third Quarter	$0.34	October 27, 2004	November 12, 2004	November 26, 2004
Fourth Quarter	$0.44	December 17, 2004	December 30, 2004	January 14, 2005

All of our 2004 dividends are classified as ordinary income for tax purposes, rather than capital gains or return of capital. A portion of our dividends may be deemed excess inclusion income for shareholders subject to the Unrelated Business Income Tax. We estimate that $0.80 per share of the total $1.09 per share of 2004 dividends paid will be deemed excess inclusion income. While we are looking at strategies to reduce our dividends classified as excess inclusion income in the future, we currently believe that a substantial portion of our dividends will be classified as excess inclusion income.

ITEM 6.     SELECTED FINANCIAL DATA.

The following table sets forth selected financial and operating information for Fieldstone Investment, including Fieldstone Holdings, deemed to be our predecessor for accounting purposes. The financial statements represent the combined financial condition and results of operations of Fieldstone Investment and its subsidiaries. In addition, the financial data included below for the years ended December 31, 2000 through 2002 reflect our prior business strategy of selling all of our loans on a whole-loan servicing released basis. Accordingly, our historical financial results will not be indicative of our future performance. The financial and operating data presented have been derived from our consolidated financial statements for each of the periods presented. The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

Selected Consolidated Financial and Other Data
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Revenues:
Interest income:
Loans held for investment	$206,460	17,749	—	—	—
Loans held for sale	25,316	49,118	33,666	16,747	8,639
Total interest income	231,776	66,867	33,666	16,747	8,639
Interest expense:
Loans held for investment	69,039	5,137	—	—	—
Loans held for sale	5,498	17,424	13,543	10,287	7,571
Subordinated revolving line of credit	—	510	576	741	1,106
Total interest expense	74,537	23,071	14,119	11,028	8,677
Net interest income (expense)	157,239	43,796	19,547	5,719	(38)
Provision for loan losses—loans held for investment	21,556	2,078	—	—	—
Net interest income after provision for loan losses	135,683	41,718	19,547	5,719	(38)
Gains on sales of mortgage loans, net	52,147	117,882	74,875	42,429	25,065
Other income (expense)—portfolio derivatives	8,789	(3,398)	—	—	—
Fees and other income	3,714	3,188	3,230	2,834	2,305
Total revenues	200,333	159,390	97,652	50,982	27,332
Expenses:
Payroll and related expenses, net	81,915	84,227	40,482	28,260	23,629
General and administrative expenses(1)	48,888	29,947	19,568	14,619	13,530
Total expenses	130,803	114,174	60,050	42,879	37,159
Income (loss) before income taxes	69,530	45,216	37,602	8,103	(9,827)
Provision for income tax (expense) benefit	(3,966)	2,616	(15,855)	3,140	—
Net income (loss)	$65,564	47,832	21,747	11,243	(9,827)
Earnings (loss) per share of common stock:
Basic	$1.34	2.48	1.44	0.74	(0.65)
Diluted	1.34	2.47	1.44	0.74	(0.65)
Dividends declared per common share(2)	$1.09	2.53	—	—	—
Other Data:
Fundings:
Non-Conforming fundings	$6,185,045	5,148,182	2,479,323	1,175,389	681,135
Conforming fundings	1,290,202	2,223,868	1,537,084	1,070,455	459,192
Total mortgage fundings	$7,475,247	7,372,050	4,016,407	2,245,844	1,140,327

Non-Conforming Loan Fundings Statistics
Weighted average interest rate	7.2%	7.3%	8.4%	9.6%	10.7%
Weighted average credit score	652	653	645	632	616
Weighted average loan to value	84.5%	86.0%	85.7%	84.6%	78.4%
Full documentation	59.4%	55.0%	51.0%	55.0%	80.2%
Mortgage Loan Sales Statistics
Mortgage sales:
Non-Conforming loan sales	$2,220,609	3,989,664	2,128,497	1,047,115	648,136
Conforming loan sales	1,279,169	2,372,853	1,365,081	1,008,349	410,744
Total mortgage sales	$3,499,778	6,362,517	3,493,578	2,055,464	1,058,880
Weighted average whole loan sales price over par
Non-Conforming sales	3.1%	3.8%	4.2%	4.2%	3.5%
Conforming sales	2.0%	2.0%	2.0%	2.1%	1.9%
Total	2.7%	3.1%	3.3%	3.2%	2.9%
Average hedge gain (loss) on whole loan sales
Non-Conforming sales	(0.11)%	(0.09)%	(0.07)%	—	—
Conforming sales	(0.05)%	0.02%	0.03%	(0.19)%	—
Total	(0.09)%	(0.05)%	(0.05)%	(0.09)%	—
Provision for loan losses—loans sold(3)	0.3%	0.4%	0.5%	0.4%	0.2%
Gain on sale margin(4)	1.5%	1.9%	2.1%	2.1%	2.4%
Yield Analysis
Yield analysis—loans held for investment
Yield on loans held for investment	6.6%	6.6%	—	—	—
Cost of financing for loans held for investment	2.4%	2.3%	—	—	—
Net yield on loans held for investment	4.4%	4.7%	—	—	—
Yield on loans held for investment after provision for loan losses	3.7%	3.9%	—	—	—
Yield analysis—loans held for sale
Yield on loans held for sale	7.2%	7.0%	7.6%	8.5%	9.2%
Cost of financing for loans held for sale	2.6%	2.8%	3.4%	5.8%	8.4%
Net yield on loans held for sale	5.6%	4.5%	4.6%	3.3%	1.1%
Yield analysis—loans held for investment and loans held for sale
Yield—net interest income after provision for loan losses	3.9%	4.3%	4.4%	2.9%	0.0%
Net cash settlements received (paid)—portfolio derivatives(5)	(0.4)%	—	—	—	—
Operating Ratios:
Debt to capital	9.0%	2.9%	16.2%	10.7%	12.4%
Return on average equity	12.5%	44.4%	88.3%	167.6%	N/A
Return on average assets	1.8%	4.8%	4.7%	5.4%	(9.6)%
Average equity as a percentage of average assets	14.4%	10.7%	5.3%	3.2%	(0.9)%
Cost to produce as % of volume(6)	2.52%	2.06%	1.99%	2.26%	3.23%
Total expenses as a percentage of average assets	3.6%	11.4%	12.9%	20.6%	36.5%
Efficiency ratio(7)	65.3%	71.6%	61.5%	84.1%	136.0%
Book value per share	$10.77	10.52	N/A	N/A	N/A

Statements of Condition Data:
Mortgage loans held for sale, net
Non-Conforming loans	$254,368	404,099	578,853	223,307	95,371
Conforming loans	102,682	106,285	270,830	105,535	45,915
Total	$357,050	510,384	849,683	328,842	141,286
Mortgage loans held for sale, net—seriously delinquent(8)	1.0%	0.4%	1.3%	0.5%	2.5%
Mortgage loans held for investment, net
Loans to be securitized	$583,924	835,271	—	—	—
Loans securitized	4,168,184	491,570	—	—	—
Total	$4,752,108	1,326,841	—	—	—
Mortgage loans held for investment, net—seriously delinquent(8)	1.7%	0.4%	—	—	—
Weighted average credit score—mortgage loans held for investment	650	653	—	—	—
Average Balance Data:
Mortgage loans held for sale	$347,513	695,890	436,062	193,585	92,293
Mortgage loans held for investment	3,072,684	266,558	—	—	—
Warehouse financing—loans held for sale	204,464	619,795	392,561	174,086	89,251
Warehouse financing—loans held for investment	616,181	102,548	—	—	—
Securitization financing	2,251,980	115,822	—	—	—
Total assets(9)	3,637,818	1,005,335	464,205	208,109	101,931
Total equity(10)	$523,398	107,714	24,632	6,707	(912)

(1)    Represents the accumulation of occupancy, depreciation and amortization, servicing fees and general and administration expense reported within the audited statements of operations.

(2)    Fieldstone Holdings paid dividends of $15 million and $23 million to its shareholders in the second and third quarters, respectively, of 2003, prior to the formation of Fieldstone Investment.

(3)    Calculated as provision for loan losses—loans sold divided by mortgage sales. The provision is recorded as a reduction of gains on sales of mortgage loans.

(4)    Gain on sale margin is calculated as gains on sales of mortgage loans, net divided by total sales.

(5)    Calculated as net cash settlements on existing derivatives and net cash settlements incurred or paid to terminate derivatives prior to final maturity (a component of “Other income (expense)—portfolio derivatives”) divided by average loans held for investment debt.

(6)    Cost to produce as a percentage of volume is calculated as cost to produce divided by fundings. Cost to produce is a non-GAAP financial measure. For a reconciliation of cost to produce to the most directly comparable GAAP measure, total expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost to Produce.”

(7)    Calculated as total expenses divided by total revenues.

(8)    Seriously delinquent is defined as 60 plus days past due and loans in the process of foreclosure.

(9)    Average total assets is calculated using daily average loan balances and month-end balances for the other assets.

(10)  Average total equity is calculated using month-end balances.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a mortgage REIT that invests in certain non-conforming loans originated by our wholly owned subsidiary, Fieldstone Mortgage Company (Fieldstone Mortgage), and financed with mortgage-backed securities. Fieldstone Mortgage originates loans through both wholesale and retail origination channels. Through Fieldstone Mortgage, we originate, service and sell both non-conforming and conforming single family residential mortgage loans.

Currently, our primary sources of income are the net interest income on our loans, both held for investment and held for sale, and the gains on sales of mortgage loans held for sale. Our current strategy is to retain a significant portion of our non-conforming loans in our REIT investment portfolio, to finance our portfolio of loans with mortgage-backed securities collateralized by those loans, and to continue to sell our conforming loans and the remainder of our non-conforming loans.

Until we began to build an investment portfolio in the fourth quarter of 2003, we sold all of our mortgages on a whole loan, servicing-released basis and recognized a gain or loss on sale of the loan upon completion of the sale. The percentage of revenue derived from gains on sale of loans in periods after 2003 has changed significantly due to the change in our business strategy. We derived 73% of our total net revenue from gain on the sale of mortgages in 2003, decreasing to 26% in 2004, as we retained $4.1 billion of gross loans originated in 2004 to grow our investment portfolio. Net interest income on loans held for investment after provision for loan losses has increased from 7% of total net revenue in 2003 to 58% of total net revenue in 2004, reflecting the growth of the portfolio to $4.8 billion as of December 31, 2004 from $1.3 billion as of December 31, 2003. We financed the growth in our investment portfolio through five securitizations closed in 2004, issuing $4.15 billion of mortgage-backed securities which were collateralized by $4.34 billion of our non-conforming mortgages.

Our current portfolio strategy is to incur financing debt on the portfolio of approximately 11 times our equity. The percentage of loans we retain for our portfolio will vary based primarily upon our leverage policy, and the size of the portfolio we can support with that strategy, the rate of prepayments of principal on the loans we hold in our portfolio because we will retain new loans to replace prepaid loans and the availability of loans which meet our investment criteria.

We use interest rate swaps and caps to hedge the financing costs on our two and three year hybrid mortgage loans held for investment. Because these derivatives are not designated as cash flow hedges under Statement No. 133, changes in the fair market value of the swaps and caps are recorded to current period earnings and reported in our consolidated statement of operations in “Other income (expense)-portfolio derivatives.” We cannot predict the  magnitude by which these changes in the fair market value of our swaps will cause our total revenue and net income to increase or decrease significantly during periods of significant interest rate volatility.

Key Components of Financial Results of Operations

Revenues

The principle factors that affect our revenues are interest rate volatility, origination volumes, prepayment speeds of our mortgage loans held for investment, credit losses on our investment portfolio and sale margins on our loans held for sale. Rising interest rates generally result in an increase in the mortgage rates we charge on our loan originations, but also increase our costs of borrowing to finance the loans. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two to three years of the loan, but increase prepayments at or near the reset date of the loan, when the coupon resets to a six-month LIBOR-based ARM reflecting the higher market rates. Decreases in prepayment speeds result in lower prepayment fee income, but decrease the rate of amortization of deferred origination costs and bond issuance costs, which are recorded as a reduction in yield. Descriptions of certain key components of our revenues are set forth below:

Interest Income—Loans Held for Investment

Interest income—loans held for investment represents the interest earned on our loans held for investment following the funding of the loans, and includes prepayment fee income collected when a borrower chooses to prepay before a contractual time period. Components of interest income include the gross interest received on our mortgage loans, less the amortization of net deferred direct origination costs.

Interest Income—Loans Held for Sale

Interest income—loans held for sale represents the interest earned on our mortgage loans held for sale during the period from the date of funding to the date of sale.

Interest Expense—Loans Held for Investment

Interest expense—loans held for investment consists of the borrowing costs to finance our portfolio of loans held for investment following the funding of the loans, including both financing under our warehouse lines and repurchase facilities, and our securitization debt. Interest expense includes credit line commitment fees, custodial charges, non-use fees and the amortization of original issue discount and bond issuance costs incurred on our securitization financings.

Interest Expense—Loans Held for Sale

Interest expense—loans held for sale consists of the borrowing costs to finance our mortgage loans during the period from the date of funding to the date of sale, including credit line commitment fees, custodial charges and non-use fees.

Provision for Loan Losses—Loans Held for Investment

Provision for loan losses—loans held for investment represents a charge for our estimate of probable losses inherent in our portfolio of non-conforming mortgage loans held for investment. See Critical Accounting Policies — “Allowance for loan losses — loans held for investment.”

Gains on Sales of Mortgage Loans, Net

Gains on sales of mortgage loans, net, includes gross gain on sale of mortgage loans, reduced by the provision for losses on loans sold. Gross gain on sale is generated by selling loans for a premium. Gains on sales also includes any origination, underwriting, discount points and other funding fees received net of other direct origination costs originally capitalized when a loan closes, which are deferred and recognized when the loan is sold. Direct origination costs include the direct costs associated with origination, such as commissions, direct salaries for funded loans, direct general and administrative costs and premiums paid to brokers for loans originated by the wholesale division, which are initially capitalized at loan funding and increase our basis in the loan. Gains on sale is reduced by the provision for losses related to our representation and warranty liabilities related to the sold loans, and for our obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan before a specified date. The provision is recorded when loans are sold and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the loan.

Other Income (Expense)—Portfolio Derivatives

Other income (expense)—portfolio derivatives, includes all cash settlements and any fair value gains or losses from any undesignated derivatives used to hedge the financing costs of our loans held for investment. The gain or loss is comprised of (i) the change in the periodic mark to market of the future value of the interest rate swaps and caps in effect as of period end, (ii) the net cash settlements from the swaps and caps in place during the reporting period and (iii) any net cash gain or loss received if a derivative is terminated before maturity. We enter into interest rate swaps designed to stabilize the interest rates we pay on our variable rate warehouse and securitization financing debt during the period that our mortgage loans have a fixed interest rate, generally during the first two years of the mortgages’ lives. The interest rate swaps and caps are not designated as cash flow hedges in accordance with Statement No. 133 and, therefore, the change in the periodic mark to market value of the future value of the swaps, and any net cash received or paid at periodic swap settlement dates or if terminated before maturity, will be recorded to “Other income (expense)—portfolio derivatives.”

Expenses

The principle factors which lead to changes in our expenses are funding volumes, the number of production facilities we operate, our staffing required to support our origination platform, the balance of our investment portfolio incurring third-party servicing fee expenses and the corporate overhead required to support a public company. As loan volumes increase, we generally would expect salaries and benefits expense to increase as well as variable loan related expenses. There are also increased cash requirements related to compliance with the Sarbanes-Oxley Act of 2002, SEC and investor reporting and audit and legal consulting fees. We also expect expenses to increase during the development phases of our new loan origination software and during the period the capitalized development costs are depreciated. Descriptions of certain key components of our total expenses are set forth below.

Salaries and Employee Benefits

Salaries and employee benefits include salaries, benefits and payroll taxes that have not been designated as direct costs of loan origination, including salaries for managers, administrative positions, corporate personnel and the component of salaries that is deemed to reflect the cost associated with processing applications for loans that are not ultimately funded. Salaries and benefits are relatively fixed at any point based on our existing staffing levels, which correlate to the current level of loan origination volume and our estimate of future loan origination volume.

General and Administrative Expenses

General and administrative expenses consist primarily of costs relating to marketing, quality control, equipment maintenance, delivery and postage, telephone, audit and legal, and travel expenses.

Servicing Fees

Servicing fees include the third party servicing expense relating to our portfolio of loans held for investment. Because we do not currently have the servicing capabilities required for a large mortgage portfolio, we presently contract with an experienced servicer of non-conforming loans to “sub-service” our loans for us.

Income Tax (Benefit) Expense

For the year ended December 31, 2004, income tax expense represents the federal and state tax on the pre-tax earnings of Fieldstone Mortgage Company, our taxable REIT subsidiary. The income tax benefit for the year ended December 31, 2003 reflects the recognition of a deferred tax asset resulting from a change in tax status in 2003. For the year ended December 31, 2002, income tax expense represents the federal and state tax on the consolidated taxable income of our predecessor, Fieldstone Holdings Corp.

For purposes of determining taxable income of each entity, transactions between the REIT and the TRS, including inter-company borrowings, and fees charged by the TRS to originate loans to be funded by the REIT, are structured as arms-length transactions with market pricing.

Critical Accounting Policies

We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on the judgment of our management, with financial reporting results relying on estimates about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. We believe that the estimates and assumptions utilized in preparing our financial statements are reasonable. With regard to these policies, we caution you that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Actual results could differ from those estimates, and these differences could be significant.

Securitizations

We must comply with the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (Statement No. 140) and Financial Interpretation Number 46R (FIN 46R), “Consolidation of Variable Interest Entities,” relating to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We intend that each of our securitizations be treated as a secured financing, and accordingly, one of our critical accounting policies is compliance with these pronouncements.

Allowance for Loan Losses—Loans Held for Investment

Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan losses, which is based on our estimates of the losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimate required and potential for imprecision. Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed. Because we have limited historical loss data on our past originations, all of which were sold servicing-released, we currently utilize industry loss assumptions for loans similar in credit, loan size and product type. These assumptions result in an estimate that approximately 24% of loans that are delinquent 30+ days ultimately will default and experience an average principal balance loss of 35%. These underlying assumptions and estimates are continually evaluated and updated to reflect management’s current assessment of the value of the underlying collateral and other relevant factors impacting portfolio credit quality and inherent losses. Provision for losses is charged to our consolidated statements of operations as a reduction in net interest income. Losses incurred on mortgage loans held for investment are charged to the allowance at the time of liquidation or at the time the loan is transferred to real estate owned.

We define the beginning of the loss emergence period for a mortgage loan to be the occurrence of a contractual delinquency greater than 30 days. On a monthly basis, loans meeting this criterion are included in a determination of the allowance for loan losses, which utilizes industry roll rate experience to assess the likelihood and severity of portfolio losses. We do not assess loans individually for impairment due to the homogeneous nature of the loans, which are collectively evaluated for impairment. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

The following table presents the impact on our allowance for loan loss if the assumptions utilized in our model had been varied as follows (in thousands):

As of December 31, 2004	Change in Allowance for Loan Losses
Allowance for loan losses—loans held for investment	$22,648
Foreclosure rate after initial default:
Increase in foreclosure rate estimate of 10%	3,558
Increase in foreclosure rate estimate of 20%	7,580
Decrease in foreclosure rate estimate of 10%	(3,113)
Decrease in foreclosure rate estimate of 20%	(5,804)
Loss severity rate:
Increase in loss severity rate estimate of 10%	2,265
Increase in loss severity rate estimate of 20%	4,530
Decrease in loss severity rate estimate of 10%	(2,265)
Decrease in loss severity rate estimate of 20%	(4,530)
Change in both foreclosure rate and loss severity rate:
Increase in foreclosure and loss severity rate estimate of 10%	6,179
Increase in foreclosure and loss severity rate estimate of 20%	13,626
Decrease in foreclosure and loss severity rate estimate of 10%	(5,066)
Decrease in foreclosure and loss severity rate estimate of 20%	(8,312)

Amortization of Deferred Loan Origination Costs and Deferred Debt Issuance Costs

Interest income on our mortgage loan portfolio is a combination of the accrual of interest based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination costs related to originations in our investment portfolio, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (Statement No. 91). Our net deferred origination costs consist primarily of premiums, discounts and other net capitalized fees or costs associated with originating our mortgage loans. For our loans held for investment, these net deferred costs are amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Because we hold a large number of similar loans for which prepayments are probable and for which we can reasonably estimate the timing of such prepayments, we currently factor in prepayment estimates in determining periodic amortization based on a model that considers actual prepayment experience to-date as well as forecasted prepayments based on the contractual interest rate on the loans, loan age, loan type, prepayment fee coverage and a variety of other factors. Mortgage prepayments are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that actual company experience as well as industry data are supportive of prepayment assumptions used in our model. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the origination of the loans and result in adjustments to the current period amortization recorded to interest income.

Interest expense on our warehouse and securitization financing is a combination of the accrual of interest based on the contractual terms of the financing arrangements and the amortization of bond original issue discounts and issuance costs. The amortization of bond original issue discounts and issuance costs also considers estimated prepayments and is calculated using the interest method. The principal balance of the securitization financing is repaid as the related collateral principal balance amortizes, either through receipt of monthly mortgage payments or any loan prepayment. The deferred issuance costs and original issue discounts are amortized through interest expense over the estimated life of the outstanding balance of the securitization financing, utilizing the prepayment assumptions referenced above to estimate the average life of the related debt. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the issuance of the related debt and result in adjustments to the period amortization recorded to interest expense.

We have sought to minimize the effects caused by faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two to three years after origination of a loan. As of December 31, 2004, approximately 86.6% of our mortgage loan portfolio had active prepayment fee features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2005 and 2006 due to the high concentration of two to three year hybrid loans we originated during 2003 and 2004. The constant prepayment rate, or CPR, currently used to project cash flows is based upon historical industry speeds for similar loan product and actual history to date. The forward-looking expected CPR used in our current assumptions averages 28 CPR during the first 12 months, averages 46 CPR through month 24 and declines to an average 42 CPR thereafter. If prepayment speeds increase, our net interest margin would decrease due to the additional yield adjustment amortization.

The following table presents the effects on our net interest income related to changes in our deferred origination cost amortization and deferred issuance cost amortization for the year ended December 31, 2004 under various prepayment rate scenarios. Actual prepayment fee income is recorded as cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment fee income that would partially offset the effects shown in the table below (in thousands).

Year Ended December 31, 2004	Change in Net Interest Income
Net Interest Income	$157,239
Constant Prepayment Rate* :
Increase in CPR estimate of 10%	(1,364)
Increase in CPR estimate of 20%	(2,627)
Decrease in CPR estimate of 10%	1,067
Decrease in CPR estimate of 20%.	2,259

*                    The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

Hedging

Hedging is a critical aspect of our business because of its interest rate sensitivity and the difficulty in estimating which interest rate locks will convert to closed loans as interest rates fluctuate. We use various financial instruments to hedge our exposure to changes in interest rates. The financial instruments typically include mandatory delivery forward sale contracts of mortgage-backed securities, mandatory and best efforts whole-loan sales agreements and treasury note forward sales contracts. These financial instruments are intended to mitigate the interest rate risk inherent in providing interest rate lock commitments to prospective borrowers to finance one-to-four family homes and to hedge the value of our loans held for sale prior to entering fixed price sale contracts.

The interest rate locks for conforming loans and the mandatory forward sales, which are typically used to hedge the interest rate risk associated with these locks, are undesignated derivatives and are marked to market through earnings. For interest rate lock commitments related to conforming loans, mark to market adjustments are recorded from inception of the interest rate lock through the date the underlying loan funds. The funded loans have not been designated by us as a qualifying hedged asset in accordance with Statement of Financial Accounting Standards No. 133 (Statement 133), “Accounting for Derivative Instruments and Hedging Activities.” We record the funded loans on the consolidated statements of condition at the lower of cost or market value. The mandatory forward sales, which generally serve as an effective economic hedge from the inception of the interest rate lock through the time of the sale of the loans, remain subject to mark to market adjustments beyond the time the loan funds, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment.

The interest rate lock commitments associated with non-conforming loans held for sale and the treasury note forward sales contracts typically used to hedge the interest rate risk associated with these locks are also derivatives and are marked to market through earnings. Similar to the conforming loans, the funded non-conforming loans have not been designated as a qualifying hedged asset in accordance with Statement 133, and, accordingly, we record them at the lower of cost or market value on the consolidated statements of condition. The treasury note forward sales contracts, which do serve as an effective economic hedge prior to the sale of some of our non-conforming loans, remain subject to mark to market adjustments beyond the time the loans fund, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment.

We hedge the effect of interest rate changes on our cash flows relative to our loans held for investment as a result of changes in the benchmark interest rate, in this case, LIBOR, of the interest payments on warehouse financing and securitization financing (both variable rate debt). These derivatives are not classified as cash flow hedges under Statement 133. We enter into interest rate swap agreements to hedge the financing on mortgage loans held for investment. The change in fair value of the derivative during the hedge period is reported as a component of “Other income (expense)—portfolio derivatives.” The periodic net cash settlements and any gain or loss on terminated swaps are also reported as a component of “Other income (expense)—portfolio derivatives.” We also entered into an interest rate cap agreement to hedge interest rate changes relative to our first securitization in the fourth quarter of 2003. The cap was not designated as a cash flow hedge instrument, and as such, realized and unrealized changes in its fair value are recognized in current period earnings during the period in which the changes occur.

Changes in interest rates will affect the mark to market valuations on our undesignated derivatives. Increases in short-term interest rates will result in a non-cash credit being recognized for income reporting, while decreases in short-term rates will result in a non-cash charge to earnings.

The following table presents the effects on our mark to market of our undesignated derivatives economically hedging the financing costs associated with our loans held for investment as of December 31, 2004, under various LIBOR rate scenarios which assume a parallel shift in the curve (in thousands):

As of December 31, 2004	Change in Fair Value of Interest Rate Swaps and Caps
Fair value of interest rate swaps and caps	$20,354
Fair value of loan commitments and derivatives hedging loans held for sale	(193)
Fair value of derivative assets, net	$20,161
Parallel increase in LIBOR curve of 10%	$21,786
Parallel increase in LIBOR curve of 20%	43,841
Parallel decrease in LIBOR curve of 10%	(25,626)
Parallel decrease in LIBOR curve of 20%	(49,162)

Stock Based Compensation

We adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123.) Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of the common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black Scholes option pricing model. Due to the subjective nature and estimates required under Statement No. 123, this is considered a critical accounting policy.

Reserve for Losses—Loans Sold

We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the first four payments following the sale of the loan. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We use an internally developed analysis of incurred historical losses, stratified by type of loss, by type of loan and by year of sale to forecast future losses on current sales. This analysis takes into consideration historical information regarding frequency and severity of losses, organized by loan product and year of sale. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and rate, borrower prepayment fee, if any, and estimates of future interest rate volatility.

Restatement of our 2003 Financial Statements and Significant Deficiencies in Internal Control Over Financial Reporting

On January 14, 2005, we announced that we would restate our audited financial statements for the year ended December 31, 2003, and our unaudited financial statements for each of the first three quarters of 2004, to eliminate the use of cash flow hedge accounting treatment for our interest rate swap transactions in place during these periods. We determined that our interest rate swap transactions did not qualify for cash flow hedge accounting under Statement 133. Cash flow hedge accounting results in recognizing the mark to market of the remaining effective future value of the interest rate swaps’ cash flow on our balance sheet in accumulated other comprehensive income, the impact of which would be reflected in total shareholders’ equity but not our reported net income. We issued restated financial statements on January 25, 2005 through an amendment to our registration statement on Form S-11, primarily to reclassify the effective portion of the mark to market of the changes in fair market value of our interest rate swaps from accumulated other comprehensive income into net income. This reclassification had no effect on our REIT taxable income, which is the basis for determining the dividends we pay to our stockholders.

In conjunction with the audit of our financial statements as of December 31, 2004, our independent auditors, KPMG LLP, reported several significant deficiencies to our audit committee. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably and in accordance with GAAP, such that there is more than a remote likelihood that a misstatement of annual or interim financial statements that is more than inconsequential will not be prevented or detected. KPMG reported several significant deficiencies in our information technology area related to system access and change management controls. KPMG also reported a significant deficiency in our process for determining the application of accounting principles to individual transactions which was primarily related to our prior hedge accounting and restatement described above. KPMG has reported to our audit committee their concurrence with management’s determination that these significant deficiencies were not material weaknesses, either individually or in the aggregate. Management is in the process of developing and implementing remediation plans.

Results of Operations

Year Ended December 31, 2004 Compared to Years Ended December 31, 2003 and 2002

Net Income

Net income increased 37.1%, or $17.7 million, to $65.6 million, for the year ended December 31, 2004, from $47.8 million in 2003. The increase was primarily the result of increased net interest income on our loans held for investment reflecting the growth in our portfolio balance. Our average balance of loans held for investment was $3.1 billion in 2004 as compared to $0.3 billion in 2003. This increase was offset by lower gains on sales of mortgage loans, net, in 2004 as compared to 2003 as we continued in 2004 to implement our new business strategy of retaining a significant portion of our non-conforming fundings for investment, rather than sell 100% of our loans for current period cash gains prior to the third quarter of 2003. The increase in net income in 2004 also includes a $12.2 million increase in other income(expense)—portfolio derivatives, which includes a $23.9 million increase in the mark to market valuation of our derivatives economically hedging the warehouse and securitization financing of our loans held for investment, offset by an $11.7 million increase in net cash settlement payments on our derivatives. Our interest rate swaps and caps are not designated as cash flow hedges and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and caps is reported in current period earnings. The increase in the ending valuation of the swaps and cap resulted from an increasing interest rate environment in 2004. The $26.1 million, or 119.9% increase in net income from 2002 to 2003 reflects the 82.1% increase in sales volume in 2003, due to an 83.5% increase in loan originations. In 2002, we sold 100% of our non-conforming and conforming loan fundings on a servicing-released basis for current period cash gains.

Revenues

Net Interest Income after Provision for Loan Losses

The following are the components of net interest income after provision for loan losses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest income:
Coupon interest income on loans held for investment	$207,138	18,222	—
Coupon interest income on loans held for sale	25,316	49,118	33,666
Amortization of deferred origination costs	(12,710)	(473)	—
Prepayment fees	12,032	—	—
Total interest income	231,776	66,867	33,666
Interest expense:
Financing interest expense on loans held for investment	63,968	4,800	—
Financing interest expense on loans held for sale	5,498	17,424	13,543
Amortization of deferred bond issuance costs	5,071	337	—
Subordinate revolving line of credit	—	510	576
Total interest expense	74,537	23,071	14,119
Net interest income	157,239	43,796	19,547
Provision for loan losses—loans held for investment	21,556	2,078	—
Net interest income after provision for loan losses	$135,683	41,718	19,547

The following table presents the average balances for our loans held for investment and loans held for sale and our warehouse and securitization financing, with the corresponding annualized yields for the years ended December 31, 2004, 2003, and 2002 (in thousands). Prior to the fourth quarter of 2003, we did not hold loans for investment.

	Year Ended December 31,
	2004	2003	2002
Average balances:
Mortgage loans held for investment	$3,072,684	266,558	—
Securitization financing—loans held for investment	2,251,980	115,822	—
Warehouse financing—loans held for investment	616,181	102,548	—
Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	6.6%	6.8%	—
Amortization of deferred origination costs	(0.4)%	(0.2)%	—
Prepayment fees	0.4%	0.0%	—
Yield on loans held for investment	6.6%	6.6%
Interest expense securitization financing	2.0%	1.8%	—
Interest expense warehouse financing	2.7%	2.6%	—
Amortization—deferred bond issuance costs and issue discount	0.2%	0.3%	—
Cost of financing for loans held for investment	2.4%	2.3%	—
Net yield on loans held for investment	4.4%	4.7%	—
Yield on provision for loan losses	(0.7)%	(0.8)%
Net yield on loans held for investment after provision for loan losses	3.7%	3.9%	—
Average balances:
Mortgage loans held for sale	$347,513	695,890	436,062
Warehouse financing—loans held for sale	204,464	619,795	392,561
Yield analysis—loans held for sale:
Yield on loans held for sale	7.2%	7.0%	7.6%
Cost of financing for loans held for sale	2.6%	2.8%	3.4%
Net yield on loans held for sale	5.6%	4.5%	4.6%
Yield—net interest income after provision for loan losses*	3.9%	4.3%	4.4%

*                    Yield—net interest income after provision for loan losses is computed by dividing the annualized net interest income after provision for loan losses for both loans held for investment and loans held for sale by the average daily balance of loans held for investment and loans held for sale.

The increase in our net interest income after provision for loan losses from 2003 to 2004 was primarily attributable to the increase in interest income earned on our growing portfolio of loans held for investment, partially offset by the increased interest costs on the higher securitization debt financing of the portfolio, as interest rates rose throughout 2004. Prepayment fee income collected in 2004 was substantially offset by the amortization of deferred origination costs on the loans. We expect prepayment fee income will increase in 2005, reflecting the growth of the portfolio. Both the net yield on loans held for sale and loans held for investment in 2004 reflect the use of the proceeds from our 2003 equity offering to finance loan fundings during 2004. We anticipate that interest expense related to our warehouse financing will increase in 2005 as a significant portion of the remaining equity proceeds of the 144A Offering, approximately $190 million at December 31, 2004 are used to support the collateralization of anticipated non-conforming loan securitizations in 2005. The provision for loan losses increased in 2004, consistent with expectations, due to the growth of the portfolio and the continued seasoning of the loans.

The net interest income after provision for loan losses does not include the $11.7 million of net cash settlements paid in 2004 under the terms of the swap and cap agreements used to economically hedge the financing costs of our loans held for investment. The regular monthly swap and cap settlement amounts, plus any cash paid or received at termination of the agreements prior to maturity, are included in the line item “Other income (expense)—portfolio derivatives.” We expect that net interest income after provision for loan losses will increase in 2005, reflecting the anticipated growth in our portfolio of loans held for investment, partially offset by margin decreases as our portfolio financing costs rise due to anticipated increases in the LIBOR interest rate to which they are indexed.

The growth in net interest income after provision for loan loss from 2002 to 2003 primarily reflects the 83.5% funding volume increase in 2003 as compared to 2002, and the inception of our new business strategy to retain a portion of our non-conforming loans to be held for investment, initiated in the third quarter of 2003.

Gains on Sales of Mortgage Loans, net

The components of the gains on sale of mortgage loans, net are illustrated in the following table for the years ended December 31, 2004, 2003, and 2002 (in millions)*:

	Year Ended December 31,
	2004	% of Sales Volume	2003	% of Sales Volume	2002	% of Sales Volume
Gross premiums from whole loan sales	$93.1	2.7%	$197.4	3.1%	$114.0	3.3%
Loan fees collected(1)	21.0	0.6%	41.0	0.6%	27.7	0.8%
Premiums paid(2)	(25.6)	(0.7)%	(47.1)	(0.7)%	(23.0)	(0.7)%
Hedging losses	(3.0)	(0.1)%	(3.0)	0.0%	(1.8)	(0.1)%
Gross gain on sale	85.5	2.5%	188.3	3.0%	116.9	3.3%
Provision for losses—sold loans	(9.4)	(0.3)%	(26.2)	(0.4)%	(16.6)	(0.5)%
Direct origination costs(3)	(24.0)	(0.7)%	(44.2)	(0.7)%	(25.4)	(0.7)%
Gains on sales of mortgage loans, net	$52.1	1.5%	$117.9	1.9%	$74.9	2.1%
Loan sales volume	$3,499.8		$6,362.5		$3,493.6

*                    Loan fees collected, premiums paid and direct origination costs are deferred at funding and recognized at loan sale.

(1)          Loan fees collected represent points and fees collected from borrowers.

(2)          Premiums paid represent fees paid to brokers for wholesale loan originations.

(3)          Direct origination costs primarily are commissions and direct salary costs.

The 55.8% decrease in gains on sale of mortgage loans, net, for the year ended December 31, 2004 compared to 2003 is primarily due to a 45.0% decrease in sales volume in 2004, as we continued to accumulate non-conforming loans held for investment compared to our strategy prior to the third quarter of 2003 in which we sold 100% of our loans. Our gross gain on sale margin on loans sold in 2004 decreased to 2.5% from 3.0%, reflecting the generally lower market sale margins in 2004 compared to 2003, and the changing mix of loan products sold. As we continued to accumulate the majority of our adjustable non-conforming loan product to be held for investment, we sold all of our conforming originations, all of our second lien loans and the majority of our fixed rate product, which typically earned lower sale premiums. We sold approximately $15.9 million of loans with documentation deficiencies or delinquency histories for less than standard sale premiums in 2004 at a discount of approximately 1%, and recorded a $1.9 million valuation allowance on $6.6 million of unsaleable loans as of December 31, 2004.

The 57.4% increase in gain on sale for the year ended December 31, 2003 compared to 2002 was due to an 82.1% increase in sales volume, offset by a decrease in gross margins due to the changing mix in loan products sold as we began to accumulate non-conforming loans for investment, which typically earn higher premiums than conforming loan sales.

Provision for losses—loans sold as a percent of sales volume decreased in 2004 from 2003 and 2002 levels because 2004 loan sales were comprised of a higher percentage of conforming loans, which typically incur lower representation and warranty losses than non-conforming loans.

Other Income (Expense)—Portfolio Derivatives

We use interest rate swap and cap agreements to create economic hedges of the variable rate debt financing our portfolio of non-conforming mortgages held for investment. Changes in the fair value of these agreements, which reflect the potential future cash settlements over the remaining lives of the agreements according to the market’s changing projections of interest rates, are recognized in the line item “Other income (expense)—portfolio derivatives” in the consolidated statements of operations. This single line item includes both the actual cash settlements related to the agreements that occurred during the period and recognition of the non-cash changes in the fair value of the agreements over the period. The cash settlements include regular monthly payments or receipts under the terms of the swap agreements and cash paid or received to terminate the agreements prior to maturity. We did not enter into any interest rate swap and cap agreements prior to the fourth quarter of 2003. The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2004	2003
Non-cash changes in fair value	$20,512	(3,398)
Net cash settlements on existing derivatives	(10,739)	—
Net cash settlements made to terminate derivatives prior to final maturity	(984)	—
Other income (expense)—portfolio derivatives	$8,789	(3,398)

Our portfolio derivatives allow us to “lock-in” the expected financing costs of our investment portfolio over a future contractual time period. At December 31, 2004, the notional balance of our interest rate swaps and cap was $3.7 billion and $0.4 billion, respectively.

The following table summarizes the average notional balance and the future weighted average fixed payment interest rate of our interest rate swaps and cap in effect as of December 31, 2004, for the years ending December 31, 2005 and 2006 (in thousands):

	Year Ended December 31,
	2005		2006
	Average Notional Balance	Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$3,323,824	2.69%	$1,436,455	2.98%
Interest rate cap	$252,719	2.77%	—	—

Other income (expense)—portfolio derivatives will vary as movements in the LIBOR interest rate occur throughout the period. Generally, rising interest rates will increase the fair value of our derivatives and our net cash settlements on existing derivatives. We cannot predict the net effect of interest rate volatility in future periods to our other income (expense)—portfolio derivatives.

Expenses

The following is a summary of total expenses and the percentage change from the prior period, for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Salaries and employee benefits	$81,915	84,227	40,482
Occupancy	7,083	5,078	3,631
Depreciation and Amortization	2,760	1,570	985
Servicing fees	6,499	213	—
General and administration	32,546	23,086	14,952
Total expenses	$130,803	114,174	60,050
Percentage change from prior period	14.6%	90.1%	N/A

Total Expenses.   The increase in total expenses from 2003 to 2004 is primarily due to the increased expense of the personnel, facilities and retail marketing initiatives in place in 2004 to originate the higher volumes of non-conforming loans that we achieved in 2004. The increase also is attributable to additional expenses related to our growing portfolio of loans held for investment, including third-party servicing fees, increased accounting and legal fees related to our new REIT tax status and expenses associated with becoming a publicly held company. The increase in total expenses for the year ended December 31, 2003 compared to 2002 reflects the 83.5% increase in fundings in 2003, and includes a $16.2 million change of control expense that we paid relative to our 144A Offering in November 2003. We expect total expenses to increase in 2005, reflecting increased costs primarily related to third-party portfolio servicing fees, legal and accounting expenses related to operating as a public company, and the depreciation and maintenance expenses related to placing a new loan origination software system fully in service.

We are currently replacing our two non-integrated conforming and non-conforming origination software systems with a single, integrated system to serve as both the conforming and non-conforming origination and funding support system, and we are upgrading “Fieldscore,” our pre-approval and credit gathering engine. The project involves purchasing, developing, installing training and supporting the new system. The “Fieldscore” upgrade was complete as of December 31, 2004, and we anticipate the origination components will be fully implemented by the end of 2005. We have capitalized $4.4 million to date for hardware and software and expensed approximately $0.9 million in maintenance contracts and depreciation for the hardware and in-use portion of the internally-developed software. We expect maintenance and depreciation expense to increase in 2005 as we complete development of the software and place the system fully into service.

Salaries and Employee Benefits.   Salaries and employee benefits decreased from 2003 to 2004 due to the $16.2 million non-recurring change of control expense paid in 2003 relative to the 144A Offering, offset by $14.0 million in increased expenses associated with staffing increases in 2004 to support the increased non-conforming origination activity and our new status as a public company. The number of full-time employees increased 6.9% to 1,238 as of December 31, 2004, from 1,158 as of December 31, 2003. We expect salaries and employee benefits to increase in 2005 primarily due to the additional personnel required to support the growth of our REIT portfolio and the legal and finance requirements of operating as a public company.

Servicing Fees.   Servicing fees paid to our third-party servicer of the loans in our portfolio increased for the year ended December 31, 2004 compared to 2003 due to the growth of the investment portfolio. No third party servicing fees were paid prior to the fourth quarter of 2003 as we had not implemented our investment portfolio business model. Currently, all of our loans held for investment are serviced by a third-party servicer effective with the first mortgage payment due after loan funding. We expect servicing fees to increase in 2005 relative to the expected increase in our loans held for investment portfolio.

General and Administrative Expenses.   General and administrative expenses increased in 2004 from 2003 due to increased costs associated with retail marketing initiatives, quality control and due diligence programs, audit, legal and insurance fees related to operation as a public company, maintenance and equipment costs associated with the development of a new loan origination system and the increased costs associated with higher non-conforming mortgage loan fundings. The increase in general and administrative expenses in 2003 compared to 2002 is primarily due to the costs associated with increased loan fundings, and the opening of new production offices. We expect general and administrative expenses to increase in 2005 primarily due to increased legal and professional fees associated with operation as a public company and the increase in maintenance expenses as the new loan origination software system is placed fully into service.

Provision for Income Tax (Expense) Benefit.   We elected to be taxed as a REIT, effective in the fourth quarter of 2003, and we elected to treat our loan origination and sale subsidiary, Fieldstone Mortgage, as a taxable REIT subsidiary (TRS). We recognized income tax expense of $4.0 million for the year ended December 31, 2004 related to the $10.1 million pretax net income of Fieldstone Mortgage. In 2003, we recognized a $2.6 million tax benefit compared to income tax expense of $15.9 million for 2002. In 2003 our predecessor, Fieldstone Holdings, elected Subchapter S status for income tax purposes. Fieldstone Holdings revoked its Subchapter S election on November 13, 2003, prior to the initial closing of the 144A offering. With the election to treat Fieldstone Mortgage as a TRS, Fieldstone Mortgage established a net deferred tax asset in 2003 for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit in 2003 represents the net change in the deferred tax asset in 2003, net of the income tax expense incurred by the TRS in the fourth quarter of 2003, following its election to be a TRS through December 31, 2003. Based on the current geographic mix of business, the effective tax rate on Fieldstone Mortgage’s pretax earnings is approximately 39.3%. We expect minimal change to our geographic mix of business and Fieldstone Mortgage’s current effective tax rate in 2005. Income tax expense of $15.8 million recorded for the year ended December 31, 2002 reflects the federal and state tax on the consolidated taxable income of our predecessor, Fieldstone Holdings.

Loan Fundings

The following table indicates our total loan fundings of loans held for investment and loans held for sale for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Year Ended December 31,
	2004		2003		2002
	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total
Non-Conforming:
Loans held for investment	$4,112,190	66%	$1,328,868	26%	$—	—
Loans held for sale	2,072,855	34%	3,819,314	74%	2,479,323	100.0%
Total Non-Conforming	6,185,045	100.0%	5,148,182	100.0%	2,479,323	100.0%
Conforming:
Loans held for sale	1,290,202	100.0%	2,223,868	100.0%	1,537,084	100.0%
Total Fundings	$7,475,247		$7,372,050		$4,016,407

The increase in loan fundings in 2004 compared to 2003 was the result of a 20.1% increase in our non-conforming fundings as we opened new branches and hired additional account executives, partially offset by a 42.0% decrease in our conforming fundings, which is consistent with the industry-wide reduction in the conforming loan refinance business in 2004. This increase in loan fundings directly affected the levels of all of our revenues and many of our operating expenses in 2004 compared to prior periods. We expect funding volumes to remain relatively flat in 2005, as we plan to hire additional account executives and loan officers in our production centers to mitigate the effects of increased market competition and rising interest rates.

Cost to Produce

Cost to produce is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of cost to produce provides useful information to investors regarding financial performance because this measure includes additional costs to originate mortgage loans, both recognized when incurred and deferred costs, which are not all included in total expenses under generally accepted accounting principles (GAAP). In addition, the production segments’ cost to produce includes the allocation of the direct expenses of the operating segments, which include corporate home office costs and investment portfolio management costs. The presentation of cost to produce is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Total expenses	$130,803	114,174	60,050
Deferred origination costs	52,634	50,725	28,490
Servicing costs—internal and external	(9,484)	(2,609)	(1,340)
Change of control expense*	—	(16,225)	—
Total general and administrative costs	173,953	146,065	87,200
Premiums paid, net of fees collected	14,079	5,527	(7,156)
Cost to produce	$188,032	151,592	80,044
Fundings:
Non-Conforming wholesale	$5,529,824	4,477,756	2,080,526
Non-Conforming retail	655,221	670,426	398,797
Conforming wholesale	922,335	1,523,920	1,014,789
Conforming retail	367,867	699,948	522,295
Total mortgage fundings	$7,475,247	7,372,050	4,016,407
Cost to produce as % of volume	2.52%	2.06%	1.99%
Total general and administrative costs as % of volume	2.33%	1.98%	2.17%
Segment cost to produce as % of volume:
Non-Conforming wholesale	2.40%	2.17%	2.21%
Non-Conforming retail	3.89%	2.46%	1.89%
Conforming wholesale	2.32%	1.81%	1.81%
Conforming retail	2.37%	1.51%	1.56%

*                    Reflects expense incurred in 2003 relative to our 144A Offering.

Our cost to produce increased in 2004 from prior year levels due to the increased expense of the personnel, facilities and retail marketing initiatives in place in 2004 to originate the higher volumes of non-conforming loans that we achieved in 2004. The increase also was attributable to additional expenses related to our portfolio of loans held for investment, including portfolio management personnel, increased accounting and legal costs, Sarbanes-Oxley implementation costs, expenses associated with becoming a publicly held company and the cost of implementing a new loan origination software system.

Non-Conforming Wholesale Segment.   Our non-conforming wholesale segment net cost to produce increased in 2004 from 2003, primarily due to increased general and administrative costs which included expansion costs for new offices in the northwest region of the country, and the personnel to support a 23.5 % increase in loan fundings in 2004 from 2003. The premiums we paid to mortgage brokers also increased in 2004, which is consistent with historical trends of rising broker premiums during periods of increased market competition.

Non-Conforming Retail Segment.   The increase in our non-conforming retail segment cost to produce primarily reflects a reduction in the fees we collected due mainly to increased pricing competition, and a higher percentage in 2004 of second lien originations, which generate lower fee income. Our general and administrative production costs increased in 2004 due to increased marketing expenses and the overhead and salary expenses associated with six additional retail branches that opened in the third quarter of 2004 that had not yet begun to fund loans at a normalized level.

Conforming Wholesale Segment.   Our conforming wholesale segment cost to produce increased in 2004 from 2003 primarily due to the 39.5% decrease in 2004 loan fundings as compared to 2003. In 2003, a higher funding volume supported management salaries, office rent and other fixed costs compared to 2004. Broker premiums paid also increased in the conforming wholesale segment reflecting the rise in market competition.

Conforming Retail Segment.   The increase in the cost to produce of our conforming retail segment in 2004 reflects a 47.4% decrease in loan fundings in 2004 from 2003 levels, as the fixed operating costs in 2004 supported a lower funding volume. The increase in cost to produce in 2004 was partially offset by an increase in loan fees collected due to a rise in revenue from loans brokered to other mortgage companies.

Consolidated Statements of Condition at December 31, 2004 and 2003

Investment Portfolio

The following table summarizes the principal balance of our investment portfolio for the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2004	2003
Beginning principal balance	$1,319,123	—
Loan fundings	4,112,190	1,328,591
Payoffs and principal reductions	(690,037)	(9,468)
Transfers to real estate owned	(6,213)	—
Ending principal balance	4,735,063	1,319,123
Net deferred loan origination (fees)/costs	39,693	9,796
Ending balance loans held for investment	4,774,756	1,328,919
Allowance for loan losses	(22,648)	(2,078)
Ending balance loans held for investment, net	$4,752,108	1,326,841

In the third quarter of 2003, we began building our portfolio of loans held for investment. The portfolio increased to $1.3 billion of mortgage loans for the year ended December 31, 2003 and generated $12.6 million of net interest income before provision for loan losses. During 2003, we recorded a provision for loan losses of $2.1 million. During the year ended December 31, 2004, our portfolio of loans held for investment increased to $4.8 billion and generated $137.4 million of net interest income before provision for loan losses. A provision for loan losses of $21.6 million was recorded and $1.0 million of charge-offs were incurred, resulting in an allowance for loan losses of $22.6 million as of December 31, 2004.

The increase in payoffs and principal reductions is consistent with expectations as the portfolio grows and seasons. Because we historically sold all of our loans prior to the third quarter of 2003, we do not have comprehensive performance data on our loans sold to investors. We estimate prepayment speeds based upon historical industry data for similar loan products and actual history to date. These assumptions for prepayment curves indicate an average loan life of approximately twenty-four months. There can be no assurance that this industry data will be reflective of our actual results.

Allowance for Loan Losses—Loans Held for Investment

The following table summarizes the allowance for loan loss activity of our investment portfolio for the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2004	2003
Beginning balance allowance for loan losses	$2,078	—
Provision	21,556	2,078
Charge-offs	(986)	—
Ending balance allowance for loan losses	$22,648	2,078
Ending principal balance, mortgage loans held for investment	$4,735,063	$1,319,123
Ending allowance balance as % of ending principal balance	0.5%	0.2%

The delinquency status of our loans held for investment as of December 31, 2004 and December 31, 2003 was as follows (in thousands):

	December 31, 2004		December 31, 2003
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,424,418	93.4%	$1,290,369	97.8%
30 days past due	230,787	4.9%	23,624	1.8%
60 days past due	38,713	0.8%	3,830	0.3%
90+ days past due	15,487	0.3%	—	0.0%
In process of foreclosure	25,658	0.6%	1,300	0.1%
Total	$4,735,063	100.0%	$1,319,123	100.0%

Delinquency and life to date loss status of our loans held for investment by securitization pool as of December 31, 2004 was as follows (in thousands):

	As of December 31, 2004
	Current Principal Balance	% of Principal Balance Seriously Delinquent	Original Principal Pledged	% of Realized Losses*	Avg. Age of Loans from funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$308,758	3.4%	$498,844	0.07%	17
FMIT Series 2004-1	490,043	3.2%	680,858	0.04%	13
FMIT Series 2004-2	709,909	3.3%	879,325	0.04%	10
FMIT Series 2004-3	913,253	1.6%	999,865	0.00%	8
FMIT Series 2004-4	842,340	1.3%	879,604	0.00%	5
FMIT Series 2004-5	892,488	0.5%	900,000	0.00%	3
Total	4,156,791	1.9%	4,838,496	0.02%
Loans held for investment-to be securitized	578,272	0.2%	578,312	0.00%	1
Total loans held for investment	$4,735,063	1.7%	$5,416,808	0.02%	7

*                    Realized losses include charge-offs to the allowance for loan losses—loans held for investment related to loan principal balances and do not include previously accrued but uncollected interest, which is reversed against current period interest income.

The increase in allowance for loan losses as of December 31, 2004 reflects our estimate of losses inherent in the loan portfolio, and is based upon loss assumptions which take into account the contractual delinquency status, market delinquency roll rates and market historical loss severities. We currently estimate an average loss severity of 35%, not including past due interest which is reversed against current period interest income when the loan is placed on non-accrual status. Due to the short time span from our initial securitization through December 31, 2004, we have limited actual loss experience on our investment portfolio. We sold eight REO properties in 2004 with an average net charge-off of 10%. As we dispose of sufficient properties to determine a loss severity trend inherent in our portfolio, we will review these assumptions and update as required.

At December 31, 2004, $79.9 million, or 1.7%, of loans held for investment were seriously delinquent (60+ days past due and loans in the process of foreclosure), compared to $5.1 million, or 0.4%, at December 31, 2003. The higher percentage of seriously delinquent loans as of December 31, 2004 which were securitized in Series 2004-2 as compared to the slightly more seasoned loans securitized in Series 2004-1 may reflect the lower average credit score reported for Series 2004-2 as compared to Series 2004-1.

We anticipate that delinquent loans will continue to increase in principal balance and as a percentage of the portfolio, consistent with industry expectations, as the portfolio grows and the loans continue to season. According to Moody’s Investor Service report dated March 3, 2005, the industry 60+ days delinquency rate on loan products with similar credit characteristics to our portfolio and a weighted average seasoning of 14.6 months was 5.75% in November 2004. Our more seasoned portfolio delinquency rate may be higher or lower than this industry average.

Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

The following tables provide a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Mortgage loans held for sale, net:
Non-conforming	$252,620	403,234
Conforming	104,430	107,150
Total mortgage loans held for sale, net	$357,050	510,384
Warehouse financing—mortgage loans held for sale	$188,496	450,456
Percentage financed—mortgage loans held for sale	53%	88%

The decrease in mortgage loans held for sale, net, at December 31, 2004 compared to 2003 reflects the decrease in fourth quarter 2004 non-conforming loan origination volumes compared to the same period in 2003. We typically retain loans held for sale for 60 to 90 days prior to investor purchase. We had $6.6 million and $7.7 million of loans deemed to be unsaleable at standard sale premiums as of December 31, 2004 and 2003, respectively, for which we had recorded a valuation allowance of $1.9 million and $1.8 million, respectively.

Warehouse financing—loans held for sale decreased as of December 31, 2004 compared to December 31, 2003 reflecting our reduced level of mortgage loans held for sale at December 31, 2004, and the use of a portion of the proceeds from the 144A Offering in November 2003 to fund loans held for sale as of December 31, 2004. We expect the balance of warehouse financing to increase relative to the balance of loans held for sale, as we utilize the remaining equity offering proceeds to support our portfolio of loans held for investment.

Trustee Receivable

Trustee receivable increased to $91.1 million at December 31, 2004, from $6.4 million at December 31, 2003. The increase reflects higher principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our six securitized mortgage pools outstanding as of December 31, 2004, compared to one securitized pool outstanding as of December 31, 2003. Trustee receivable includes principal and interest prepayments received after the 15th day of the period end month from loans securitized in pools FMIT Series 2004-1 through pools FMIT Series 2004-5, and prepayments received after the last day of the month prior to the period end month from loans in pool FMIC Series 2003-1. The funds are retained by the trustee until the following month’s disbursement date.

Securitization Financing

The following is a summary of the outstanding securitization bond financing by series as of December 31, 2004 (in thousands):

	Bonds Issued	Current Balance
FMIT Series 2004-5	$863,550	861,403
FMIT Series 2004-4	845,283	816,527
FMIT Series 2004-3	949,000	879,659
FMIT Series 2004-2	843,920	692,854
FMIT Series 2004-1	652,944	484,025
FMIC Series 2003-1	488,923	316,817
	4,643,620	4,051,285
Unamortized bond discount	(1,130)	(499)
Total securitization financing	$4,642,490	4,050,786

During the years ended December 31, 2004 and 2003, we issued $4.2 billion and $0.5 billion, respectively, of mortgage-backed bonds through six securitization trusts to finance the Company’s portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for each pool falls below 20% of the original principal balance, with the exception of FMIC Series 2003-1, which may be repaid when the principal balance falls below 10% of the original collateralized amount. The repayment of the bonds is secured by pledging mortgage loans to the trust.

As of December 31, 2004 and 2003, the outstanding bonds were over-collateralized by $194.8 million and $11.7 million, respectively. The collateral includes mortgage loans and trustee receivables. We enter into interest rate swap or cap agreements to hedge the bond costs and protect against rising interest rates.

Total Shareholders’ Equity.   Our total shareholders’ equity increased to $526.3 million at December 31, 2004, from $513.6 million at December 31, 2003. The change in shareholders’ equity primarily reflects an increase in accumulated earnings of $65.6 million from net income for the year ended December 31, 2004, offset by $53.3 million in dividends declared in 2004. Dividends were paid from our operating cash flows and had no material impact on our liquidity. The following is a summary of the dividends declared per share for the year ended December 31, 2004:

Declaration Date	Payment Date	Dividend
April 29, 2004	May 28, 2004	$0.07
July 26, 2004	August 27, 2004	$0.24
October 27, 2004	November 26, 2004	$0.34
December 17, 2004	January 14, 2005	$0.44

Business Segment Results

We have a total of six reportable business segments which include four production segments and two operating segments. We originate loans through our production segments which include the Non-Conforming Wholesale, Non-Conforming Retail, Conforming Wholesale, and Conforming Retail segments. The results of operations of our production segments primarily include a net interest income allocation for funded loans, direct expenses and an allocation of corporate overhead expenses. In addition, revenues include an allocation method whereby the production segments are credited with a pro forma value for net gain on sale of loan production as if all fundings were sold servicing-released, concurrent with funding, at standard investor premium margins.

The operating segments include the Investment Portfolio and Corporate segments. The results of operations of the Investment Portfolio segment primarily include the net interest income after provision for loan losses for the loans held in our investment portfolio, changes in the fair value and actual cash settlements relating to our portfolio derivatives and direct expenses, including third-party servicing fees paid related to our loans held for investment. The results of operations of the Corporate segment primarily include direct expenses of the corporate home office and the elimination of the corporate overhead allocated to the production segments. The Corporate segment also includes various reconciling amounts necessary to convert the production segments’ allocated revenue and expenses to comply with GAAP reporting under Statement No. 91.

The results of operations reported per segment differ materially from consolidated results due to timing differences in net gain on sale recognition at time of cash settlement of the sale compared to loan funding, the actual sale prices compared to the pro forma values, the actual net interest margin earned on loans prior to their sale and the holding for investment of a substantial portion of our non-conforming loans for which actual revenue will consist of net interest income rather than net gain on sale.

The following is a summary of net income (loss) by production segments and operating segments for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Production Segments	Operating Segments	Total
Year Ended December 31, 2004
Total revenues	$211,181	(10,848)	200,333
Total expenses	179,543	(48,740)	130,803
Income before income taxes	31,638	37,892	69,530
Provision for income tax (expense) benefit	—	(3,966)	(3,966)
Net income (loss)	$31,638	33,926	65,564
Year Ended December 31, 2003
Total revenues	$222,905	(63,515)	159,390
Total expenses	156,693	(42,519)	114,174
Income (loss) before income taxes	66,212	(20,996)	45,216
Provision for income tax (expense) benefit	—	2,616	2,616
Net income (loss)	$66,212	(18,380)	47,832
Year Ended December 31, 2002
Total revenues	$134,517	(36,865)	97,652
Total expenses	93,255	(33,205)	60,050
Income (loss) before income taxes	41,262	(3,660)	37,602
Provision for income tax (expense) benefit	—	(15,855)	(15,855)
Net income (loss)	$41,262	(19,515)	21,747

Production Segment Results

The following tables summarize our production segment results for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Non-Conforming		Conforming		Total
	Wholesale	Retail	Wholesale	Retail	Production
Year Ended December 31, 2004
Revenues	$148,301	40,195	7,859	14,826	211,181
Direct expenses	81,678	36,801	9,863	14,045	142,387
Segment contribution	66,623	3,394	(2,004)	781	68,794
Corporate overhead allocation	31,508	4,353	936	359	37,156
Net income (loss)	$35,115	(959)	(2,940)	422	31,638
Funding volume	$5,529,824	655,221	922,335	367,867	7,475,247
Segment contribution as% of volume	1.20%	0.52%	(0.22)%	0.21%	0.92%
Year Ended December 31, 2003
Revenues	$139,096	44,858	16,837	22,114	222,905
Direct expenses	64,097	32,301	12,126	17,331	125,855
Segment contribution	74,999	12,557	4,711	4,783	97,050
Corporate overhead allocation	24,647	4,637	1,071	483	30,838
Net income (loss)	$50,352	7,920	3,640	4,300	66,212
Funding volume	$4,477,756	670,426	1,523,920	699,948	7,372,050
Segment contribution as% of volume	1.67%	1.87%	0.31%	0.68%	1.32%
Year Ended December 31, 2002
Revenues	$74,449	30,566	12,397	17,105	134,517
Direct expenses	33,632	19,854	8,241	13,887	75,614
Segment contribution	40,817	10,712	4,156	3,218	58,903
Corporate overhead allocation	13,577	3,072	633	359	17,641
Net income (loss)	$27,240	7,640	3,523	2,859	41,262
Funding volume	$2,080,526	398,797	1,014,789	522,295	4,016,407
Segment contribution as% of volume	1.96%	2.69%	0.41%	0.62%	1.47%

Non-Conforming Wholesale Segment.   Our non-conforming wholesale segment continued to report a positive segment contribution before corporate allocation in 2004, although reduced from 2003 and 2002 levels primarily due to thinning interest and sale margins as interest rates increased throughout 2004. The 27.4 % increase in direct expenses in 2004 compared to 2003 reflects the additional costs to originate the 23.5% increase in loan production year over year.

Non-Conforming Retail Segment.   The decrease in our non-conforming retail segment contribution in 2004 from 2003 and 2002 reflects a reduction in the fees we collected due primarily to increased pricing competition and a higher percentage in 2004 of second lien originations, which generate lower fee income. Our non-conforming retail direct expenses also increased in 2004 due to expanded marketing initiatives, and the overhead and salary expenses associated with additional retail branches opened in 2004. We have reduced our marketing budget for 2005 and appointed new management to support our model of improving cost efficiencies within the production centers and improving the segment’s contribution in 2005 as a percentage of volume.

Conforming Wholesale Segment.   The negative conforming wholesale segment contribution reported in 2004 reflects a 39.5% decrease in funding volume combined with the costs of downsizing production operations to support the lower volumes. In the second half of 2004, we evaluated each conforming wholesale branch for profitability and closed those branches with negative contributions. The remaining five wholesale production centers in our conforming wholesale segment are forecasting positive segment contribution in 2005.

Conforming Retail Segment.   The decrease in our conforming retail segment contribution in 2004 from 2003 and 2002 reflects a 47.4% decrease in loan funding volume combined with the costs of downsizing production operations to support the lower volumes. We closed six under-performing retail production centers in 2004 and anticipate the remaining centers to report an improved segment contribution as a percentage of volume in 2005.

Operating Segment Results

The following table summarizes our operating segment results for the years ended December 31, 2004, 2003, and 2002 (in thousands):

		Corporate
	Investment Portfolio	Segment Results	Reconciliations to GAAP	Total Corporate	Total Operating
Year Ended December 31, 2004
Revenues	$124,610	422	(135,880)	(135,458)	(10,848)
Direct expenses	7,833	33,217	(52,634)	(19,417)	(11,584)
Segment contribution	116,777	(32,795)	(83,246)	(116,041)	736
Corporate overhead allocation	—	(37,156)	—	(37,156)	(37,156)
Income (loss) before income taxes	116,777	4,361	(83,246)	(78,885)	37,892
Provision for income tax (expense) benefit	—	(3,966)	—	(3,966)	(3,966)
Net income (loss)	$116,777	395	(83,246)	(82,851)	33,926
Year Ended December 31, 2003
Revenues	$7,136	(159)	(70,492)	(70,651)	(63,515)
Direct expenses	—	39,044	(50,725)	(11,681)	(11,681)
Segment contribution	7,136	(39,203)	(19,767)	(58,970)	(51,834)
Corporate overhead allocation	—	(30,838)	—	(30,838)	(30,838)
Income (loss) before income taxes	7,136	(8,365)	(19,767)	(28,132)	(20,996)
Provision for income tax (expense) benefit	—	2,616	—	2,616	2,616
Net income (loss)	$7,136	(5,749)	(19,767)	(25,516)	(18,380)
Year Ended December 31, 2002
Revenues	$—	(392)	(36,473)	(36,865)	(36,865)
Direct expenses	—	12,925	(28,489)	(15,564)	(15,564)
Segment contribution	—	(13,317)	(7,984)	(21,301)	(21,301)
Corporate overhead allocation	—	(17,641)	—	(17,641)	(17,641)
Income (loss) before income taxes	—	4,324	(7,984)	(3,660)	(3,660)
Provision for income tax (expense) benefit	—	(15,855)	—	(15,855)	(15,855)
Net income (loss)	$—	(11,531)	(7,984)	(19,515)	(19,515)

Investment Portfolio.   Segment contribution increased $109.6 million in the year ended December 31, 2004 as compared to 2003 primarily due to the increase of net interest income after provision for loan loss of $105.4 million, as a result of the growth of our portfolio of loans held for investment. During the year ended December 31, 2004, our portfolio of loans held for investment increased to $4.8 billion from $1.3 billion at December 31, 2003. Direct expenses primarily include the third party servicing expense relating to our portfolio of loans held for investment and the salaries incurred for portfolio management personnel. We did not retain loans held for investment prior to the third quarter of 2003, and we reported the minimal 2003 direct costs incurred in the corporate segment results of operations. We anticipate an increase in investment segment contribution in 2005, primarily due to an increase in net interest income on our growing investment portfolio, offset by increasing third-party servicing fees, portfolio management personnel and analytical technology costs.

Corporate.   Direct expenses decreased from 2003 to 2004 due to the $16.2 million change of control expense paid in 2003 relative to our 144A Offering, offset by staffing increases in 2004 primarily to support our legal, accounting and information technology departments. The increase in 2004 direct expenses also includes increases in equity compensation, board fees, insurance and professional costs related to operating as a public company. We expect direct expenses to increase in 2005 reflecting costs to be incurred for the implementation of Sarbanes-Oxley Act compliance measures and additional depreciation and maintenance expenses related to placing our new loan origination software system fully into service.

Liquidity and Capital Resources

As a mortgage lending company, we borrow substantial sums of money to fund the mortgage loans we originate. After funding, our primary operating subsidiary, Fieldstone Mortgage, holds all of the conforming loans and some of the non-conforming loans that it originates in inventory (warehouse) prior to sale. We hold the remainder of the non-conforming loans for investment in our portfolio. Our primary cash requirements include:

•       mortgage origination funding;

•       premiums paid in connection with loans originated in the wholesale channel;

•       interest expense on our warehouse lines and repurchase facilities and securitization financings;

•       ongoing general and administrative expenses;

•       hedge transactions; and

•       stockholder distributions.

Our primary cash sources include:

•       borrowings from our warehouse lines and repurchase facilities secured by mortgage loans held in inventory;

•       proceeds from the issuance of securities collateralized by the loans in our portfolio;

•       proceeds of whole loan sales;

•       principal and interest collections relative to the mortgage loans held in inventory; and

•       points and fees collected from the origination of retail and wholesale loans.

We rely on our securitizations as a primary source of liquidity. As of December 31, 2004, we have completed six securitizations, issuing an aggregate of $4.7 billion of mortgage-backed securities.

The following is a summary of the securitizations issued by series during the years ended December 31, 2004 and 2003 (in millions):

	FMIC 2003-1	FMIT 2004-1	FMIT 2004-2	FMIT 2004-3	FMIT 2004-4	FMIT 2004-5
Issue date	Oct 2003	Feb 2004	Apr 2004	Jul 2004	Oct 2004	Nov 2004
Bonds issued	$488	$652	$844	$949	$845	$864
Loans pledged	$500	$681	$880	$1,000	$879	$900
Bond ratings—Standard and Poor’s	AAA–BBB-	AAA–BBB	AAA–BBB	AAA–BBB	AAA–BBB	AAA–BBB
Bond ratings—Moody’s	Aaa–Baa-	Aaa–Baa	Aaa–Baa	Aaa–Baa2	Aaa–Baa2	Aaa–Baa2
Financing costs—LIBOR plus	0.22% – 7.6%	0.29 – 1.8%	0.24 – 2.15%	0.27 – 2.15%	0.33 – 1.80%	0.24 – 1.85%
Weighted average spread over LIBOR	0.83%	0.55%	0.47%	0.48%	0.51%	0.53%
Weighted average life of loans	2.6 years	2.5 years	2.5 years	2.5 years	2.5 years	2.5 years
Transaction fees	0.50%	0.36%	0.32%	0.34%	0.35%	0.32%

We use our various warehouse lines and repurchase facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within two or three months of origination and pays down these facilities with the proceeds. We issue mortgage-backed securities to pay down those facilities financing our loans held for investment.

The material terms and features of these secured warehouse lines and repurchase facilities as of December 31, 2004 are as follows (in millions):

Lender	Committed	Uncommitted	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Credit Suisse First Boston Mortgage Capital*	$500.0	—	February 2005	95%-99%	$400.0	16:1	$15.0
Countrywide Warehouse Lending	100.0	—	April 2005	95%-98%	250.0	17:1	N/A
JP Morgan Chase Bank	200.0	—	April 2005	95%-97%	400.0	16:1	20.0
Guaranty Bank Warehouse Facility	50.0	—	June 2005	95%-98%	400.0	15:1	N/A
Guaranty Bank Purchase Facility	—	50.0	Uncommitted	95%-98%	N/A	N/A	N/A
Merrill Lynch Bank USA	500.0	—	November 2005	93%-98%	250.0	17:1	N/A
Lehman Brothers Bank	500.0	—	December 2005	95%-98.5%	250.0	N/A	15.0
	$1,850.0	50.0

*                     During the first quarter of 2005 the Credit Suisse First Boston Mortgage Capital repurchase facility was extended through March 31, 2005. Management expects to renew this repurchase facility.

Under our warehouse lines and repurchase facilities, interest is payable monthly in arrears and outstanding principal is payable upon receipt of loan sale proceeds or transfer of a loan into a securitization trust. Outstanding principal is also repayable upon the occurrence of certain disqualifying events, which include a mortgage loan in default for a period of time, a repaid mortgage loan, a mortgage loan obtained with fraudulent information or the failure to cure a defect in a mortgage loan’s documentation. Outstanding principal also is repayable if the mortgage loan does not close, but had been pledged and funds were advanced. Our warehouse lines and repurchase facilities contain terms mandating principal repayment if a loan remains on the line after a contractual time period from date of funding, or on the maturity date of the facility.

A primary component of our liquidity strategy is to finance our mortgage loans held for sale and our loans held for investment (prior to issuing securities collateralized by those loans) through a diverse group of lending counterparties and to schedule frequent sales or securitizations of loans so that the average holding period of our inventory of loans generally does not exceed 60 days.

We use our excess cash from operations to reduce the advances on our warehouse lines or repurchase facilities. This process reduces our debt outstanding and the corresponding interest expense incurred and results in a pool of highly liquid mortgage collateral available to secure borrowings to meet our working capital needs. This pool of available collateral totaled approximately $190 million and $304 million as of December 31, 2004 and 2003, respectively. We expect to continue to invest our working capital in our portfolio of loans held for investment.

The warehouse lines and repurchase facilities are secured by substantially all of our mortgage loans and contain customary financial and operating covenants that, among other things, require us to maintain specified levels of liquidity and net worth, restrict indebtedness other than in the ordinary course of business, restrict investments in other entities except in certain limited circumstances, restrict our ability to engage in mergers, consolidations or substantially change the nature or character of our business and require compliance with applicable laws. We were in compliance with all of these covenants at December 31, 2004.

For our warehouse lines and repurchase facilities, advances bear interest at annual rates that vary depending upon the type of mortgage loans securing the advance of LIBOR or the 30-day Eurodollar rate plus an additional percentage which ranges from 0.80% to 3.25%. We are required to pay facilities fees ranging from 0.10% to 0.25% of the committed amount of the facility. We are also required to pay non-use fees ranging from 0.125% to 0.25% on unused amounts which exceed certain thresholds relating to the average outstanding balance of the facility.

Cash Flows

For the year ended December 31, 2004, our cash flow from operations was  $120.0 million as compared to operating cash flows of $(90.5) million for the year ended December 31, 2003. The positive increase in operating cash flows in 2004 is primarily due to the proceeds from mortgage loan sales in excess of mortgage loan fundings, as the balance of loans held for sale decreased throughout 2004.

Our cash used in investing activities was $(3.5) billion and $(855.2) million for the years ended December 31, 2004 and 2003, respectively. The increase in investing activities primarily relates to the increase in funding of mortgage loans held for investment offset by principal payments. Our investing cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to show the net proceeds from, or repayments of, mortgage financing in our consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Our cash flows from financing activities were $3.3 billion, $1.1 billion, and $492.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

REIT Taxable Income

To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income each year to our shareholders. Federal tax rules calculate REIT taxable income in a manner that, in certain respects, differs from the calculation of consolidated net income pursuant to GAAP. Our consolidated GAAP net income will differ from our REIT taxable income primarily for the following reasons:

•       the provision for loan loss expense recognized for GAAP purposes is based upon our estimate of probable loan losses inherent in our current portfolio of loans held for investment, for which we have not yet recorded a charge-off (tax accounting rules allow a deduction for loan losses only in the period when a charge-off occurs);

•       the mark-to-market valuation changes to our interest rate swap derivatives recognized for GAAP purposes are not recognized for tax accounting;

•       there are differences between GAAP and tax methodologies for capitalization of origination expenses; and

•       income of the TRS is included in the REIT’s earnings for consolidated GAAP purposes; tax rules for REIT taxable income does not provide for a REIT to recognize income of the TRS until the TRS pays a dividend to the REIT.

Our REIT taxable income will continue to differ from our GAAP consolidated income, particularly during the period in which we build our investment portfolio.

REIT taxable income is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of REIT taxable income provides useful information to investors regarding the estimated annual distributions to our investors. The presentation of REIT taxable income is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the year ended December 31, 2004 (in thousands):

Consolidated GAAP pre-tax net income	$69,530
Plus:
Provision for loan losses in excess of actual charge-offs	21,056
Variance in recognition of net origination expenses	9,922
Less:
Taxable REIT subsidiary pre-tax net income	10,091
Mark-to-market valuation changes on derivatives	22,079
Miscellaneous other	4,972
Estimated REIT taxable income	$63,366

REIT taxable income for 2004 is an estimate only, and is subject to change until we file the 2004 REIT federal tax return.

Commitments and Contingencies

We had commitments to fund approximately $422.0 million and $414.0 million of mortgage loans at December 31, 2004 and 2003, respectively. Interest rate lock commitments are considered derivatives under Statement No. 133, and as such, have been recorded at fair value in the consolidated statements of condition at period ends. This does not necessarily represent future cash requirements, as some of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

We had forward delivery commitments to sell approximately $0.4 billion and $1.1 billion of loans at December 31, 2004 and 2003, respectively, of which $63.1 million and $94.5 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades. At December 31, 2004 and 2003, we had a commitment to sell $40.0 million and $325.0 million, respectively, of treasury note forward contracts, which we used to economically hedge the interest rate risk of our non-conforming loans.

The following tables outline the timing of payment requirements related to our commitments as of December 31, 2004 and 2003. The principal maturity of the securitization financing reflects our estimate of the expected loan prepayments of the mortgage loans securing the debt. Actual maturity may vary from this estimate. We do not have comprehensive performance data on our loans sold to investors. Accordingly, we have utilized historical industry data for our prepayment assumptions based upon characteristics such as the credit, loan size, product type and prepayment fee terms. There can be no assurance that this historical data will be reflective of our actual results.

Payment Due by Period

(in thousands)

As of December 31, 2004	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Warehouse financing facilities—lines of credit	$124,384	124,384	—	—	—
Warehouse financing facilities—repurchase facilities	585,618	585,618	—	—	—
Securitization financing	4,050,786	1,545,817	1,956,025	548,944	—
Deferred compensation*	4,710	2,230	2,480	—	—
Operating leases	19,662	6,371	9,132	3,948	211
Total commitments	$4,785,160	2,264,420	1,967,637	552,892	211

*                    Effective July 2002, the board of directors of our predecessor, Fieldstone Holdings, adopted an employee incentive and retention bonus plan for eligible senior management. Under this incentive plan, the board of directors could, in its sole discretion, periodically establish an aggregate amount to be awarded to eligible senior management, to be paid at a defined date, subject to continued employment over a defined period of time. The amounts reflected as deferred compensation represent the awards payable in 2005 through 2007 under this incentive plan. No further awards under this plan are expected to be made.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending and consumer protection laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to other legal proceedings in the ordinary course of business related to employee matters. All of these ordinary course proceedings, taken as a whole, are not expected to have a material adverse effect on our business, financial condition or results of operations.

In addition, on May 24, 2004, 820 Management Trust, one of our former shareholders prior to the closing of the 144A Offering, filed an action in the District Court of Tarrant County, Texas, against us,

Fieldstone Mortgage and KPMG LLP, alleging that the shareholders whose shares were redeemed following the closing of the 144A Offering, for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiff’s request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in our financial statements with respect to this claim. We intend to vigorously defend against this claim. Regardless of the outcome, in the opinion of management, the final resolution of this dispute will not have a material effect on our business, financial condition or results of operations. If we ultimately are unsuccessful in defending this matter, we could be required to make a cash payment of up to $19.0 million to the redeemed shareholders, plus potential interest and third-party costs associated with the litigation. Excluding interest or third-party costs, which may be payable as part of a settlement, the potential payment will be an increase in the redemption price of their shares and recorded as a reduction of our paid in capital in the period in which the dispute is resolved and will be paid out of our working capital and will not be reflected in our income statement.

Impact of New Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in a purchase business combination but does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes the implementation of SOP 03-3 will not have a material effect on our results of operations or statements of condition.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the SEC Staff’s position regarding the application of accounting principles generally accepted in the United States to loan commitments accounted for as derivatives. We account for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB 105, we consider the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1 (EITF 03-1) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provided guidance for evaluating whether an investment in debt and equity securities is other-than-temporarily impaired and was effective for other than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. According to EITF 03-1, a security is impaired when its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. EITF 03-1 requires that once an investment is determined to be impaired, the impairment must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. If the impairment is determined to be other-than-temporary, an impairment loss should be recognized in earnings. On September 30, 2004, the FASB Staff issued FSP EITF 03-1-1, which deferred the application of measurement provisions of EITF 03-1. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-1. We currently hold no investments in debt or equity securities.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Statement 123R), “Share Based Payment,” requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. Statement No. 123R is effective for interim or annual reporting periods beginning after June 15, 2005. We have adopted the fair value method of accounting for our grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards  No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. Management believes that the implementation of Statement 123R will not have a material effect on our results of operations or statements of condition.

Effect of Inflation

Inflation affects us most significantly in the effect it has on interest rates and real estate values. Our level of loan originations is affected by the level and trends of interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank raises short-term interest rates in an attempt to prevent inflation) and decrease during periods of low inflation. In addition, inflation of real estate values increases the equity homeowners have in their homes and increases the volume of refinancing loans we can originate as borrowers draw down on the increased equity in their homes. We believe that real estate inflation will improve the performance of the loans originated by us in the past, reducing delinquencies and defaults, as borrowers protect or borrow against the equity in their homes.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General

The market risk discussions and timing of re-pricing of our interest rate sensitive assets and liabilities are forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these forecasts due to changes in our held for sale portfolio and borrowings mix and due to developments in the finance and real estate markets, including the likelihood of changing interest rates and the impact of these changes on our net interest margin, cost of funds and cash flows. The methods we utilize to assess and mitigate these market risks should not be considered projections of future events or operating performance.

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. We are subject to interest rate risk because the interval for re-pricing of the assets and liabilities is not matched. An increase or decrease in interest rates would affect our net interest income and the fair value of our mortgage loans held for investment and held for sale as well as the related financing. We employ hedging strategies to manage the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause our cash flows or the value of our assets to decline and to result in losses when movements in interest rates cause our cash flows and/or the value of our assets to increase.

The interest rates on our hybrid ARM loans held for investment are fixed for the first two to three years of the loan, after which the interest rates reset every six months to the then-current market rate. The interest rates on the bonds financing these loans reset to current market rates each month during the entire term of the loan. During the period we are receiving fixed rate payments on our loans, we use interest rate swaps to pay fixed to the swap counter-party, and receive variable interest rate payments which match the interest rates on our financing interest costs. The swap of “variable for fixed” rates allows us to match fund our loans during the fixed period of the loans.

The following tables illustrate the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2004 and 2003. We have made certain assumptions in determining the timing of re-pricing of these assets and liabilities. One of the more significant assumptions is that all of our mortgage loans held for sale will be sold within six months of origination. In addition, the timing of re-pricing or maturity of our mortgage loans held for investment and related financing is based on prepayment and loss assumptions which may be affected by changes in interest rates as well as other factors.

As of December 31, 2004

Description	0-6 Months	6 Months to 1 Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
	(in thousands)
Interest-sensitive assets:
Cash and restricted cash	$65,703	—	—	—	—	—	65,703	65,703
Mortgage loans held for sale, net	357,050	—	—	—	—	—	357,050	362,649
Mortgage loans held for investment, net	791,846	1,594,549	2,344,444	19,884	1,385	—	4,752,108	4,841,169
Total interest-sensitive assets	1,214,599	1,594,549	2,344,444	19,884	1,385	—	5,174,861	5,269,521
Interest-sensitive liabilities:
Warehouse financing	710,002	—	—	—	—	—	710,002	710,002
Securitization financing	4,050,786	—	—	—	—	—	4,050,786	4,050,786
Interest rate swaps	(2,846,645)	449,774	2,376,974	—	—	—	(19,897)	(19,897)
Interest rate cap	(328,578)	328,121	—	—	—	—	(457)	(457)
Total interest-sensitive liabilities	1,585,565	777,895	2,376,974	—	—	—	4,740,434	4,740,434
Excess (short-falls) of interest-sensitive assets over interest-sensitive liabilities	(370,966)	816,654	(32,530)	19,884	1,385	—	434,427	529,087
Cumulative net interest-sensitivity gap	$(370,966)	445,688	413,158	433,042	434,427	434,427	434,427	529,087

As of December 31, 2003

Description	0-6 Months	6 Months to 1 Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
	(in thousands)
Interest-sensitive assets:
Cash and restricted cash	$170,304	—	—	—	—	—	170,304	170,304
Mortgage loans held for sale, net	510,384	—	—	—	—	—	510,384	523,303
Mortgage loans held for investment, net	157,436	141,923	1,000,931	12,090	3,789	10,672	1,326,841	1,361,965
Total interest-sensitive assets	838,124	141,923	1,000,931	12,090	3,789	10,672	2,007,529	2,055,572
Interest-sensitive liabilities:
Warehouse financing	987,588	—	—	—	—	—	987,588	987,588
Securitization financings	487,222	—	—	—	—	—	487,222	487,222
Interest rate cap	(444,931)	61,626	381,426	—	—	—	(1,879)	(1,879)
Interest rate swaps	(664,891)	79,494	587,579	—	—	—	2,182	2,182
Total interest-sensitive liabilities	364,988	141,120	969,005	—	—	—	1,475,113	1,475,113
Excess of interest-sensitive assets over interest-sensitive liabilities	473,136	803	31,926	12,090	3,789	10,672	532,416	580,459
Cumulative net interest-sensitivity gap	$473,136	473,939	505,865	517,955	521,744	532,416	532,416	580,459

Effects of interest rate volatility

Changes in interest rates impact our earnings and cash flows in several ways. Interest rate changes can affect our net interest income on our hybrid mortgages held for investment (net of the cost of financing these assets). We estimate the duration of our hybrid loans in our investment portfolio and our policy is to hedge the financing of the loans during the period in which the loans are paying a fixed coupon, while being financed with floating rate debt indexed to LIBOR. During an increasing interest rate environment, our assets may prepay slower than expected, requiring us to finance a higher amount of fixed assets with floating rate debt than originally anticipated, at a time when interest rates may be higher, resulting in a decline in our net return. In order to manage our exposure to changes in the prepayment speed of our hybrid loan assets, we regularly monitor the portfolio balance, revise the amounts anticipated to be outstanding in future periods and adjust the notional balance of our hedging derivatives to mitigate this risk.

During a rising interest rate environment, there may be less total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed rate mortgage products over ARM and hybrid products.

If interest rates decline, the rate of prepayment on our mortgage assets may increase during the two to three year initial life of our loans held for investment. Increased prepayments would cause us to amortize the deferred origination costs of our mortgage assets faster, resulting in a reduced yield on our mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, our earnings may be adversely affected.

Conversely, if interest rates rise, the rate of prepayment on our mortgage assets during the initial fixed pay period of the assets’ life may decrease. Decreased prepayments would cause us to amortize the deferred origination costs of our ARM assets over a longer time period, resulting in an increased yield on our mortgage assets.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements at December 31, 2004 and for each of the three years in the period ended December 31, 2004 and the Independent Registered Public Accounting Firm Report of KPMG LLP, are included in this Form 10-K on pages F-1 through F-32.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2004 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.

ITEM 9B.       OTHER INFORMATION.

None.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2005 (the “2005 Proxy Statement”) under the captions “Election of Directors.”

The information required by this item regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers and Key Employees.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” is incorporated by reference to the 2005 Proxy Statement under the captions “Section 16(A) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2005 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

The information regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to our 2005 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the caption “Independent Auditor Fees and Services.”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-10K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2004, December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 , 2003 and 2002
Notes to Consolidated Financial Statements
2. Schedules to Consolidated Financial Statements:
Schedule IV—Mortgage Loans on Real Estate as of and for the Year Ended December 31, 2004, is included in Part II, Item 8 of this Annual Report on Form 10-K.
3. Exhibits
(b)	Exhibits
See “Exhibit Index”
(c)	Financial Statement Schedules and other Financial Statements
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION
(registrant)
Dated March 24, 2005	By:	/s/ MICHAEL J. SONNENFELD
Michael J. Sonnenfeld President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MICHAEL J. SONNENFELD	President and Chief Executive Officer, Director	March 24, 2005
Michael J. Sonnenfeld	(Principal Executive Officer)
/s/ ROBERT G. PARTLOW	Chief Financial Officer	March 24, 2005
Robert G. Partlow	(Principal Financial and Accounting Officer)
/s/ THOMAS D. ECKERT	Chairman of the Board	March 24, 2005
Thomas D. Eckert
/s/ DAVID S. ENGELMAN	Director	March 24, 2005
David S. Engelman
/s/ CELIA V. MARTIN	Director	March 24, 2005
Celia V. Martin
/s/ JONATHAN E. MICHAEL	Director	March 24, 2005
Jonathan E. Michael
/s/ DAVID A. SCHOENHOLZ	Director	March 24, 2005
David A. Schoenholz
/s/ JEFFREY R. SPRINGER	Director	March 24, 2005
Jeffrey R. Springer

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement
3.2*	Bylaws
3.3*	Articles of Merger between Fieldstone Holdings Corp. and Fieldstone Investment Corporation
4.1*	Specimen Common Stock Certificate
4.2*	Registration Rights Agreement, dated as of November 14, 2003, by and between Fieldstone Investment Corporation and Friedman, Billings, Ramsey & Co., Inc.
10.1*†	Equity Incentive Plan
10.2*†	Executive Incentive Compensation Plan Parameters of Awards of Stock Options and Restricted Shares
10.3*†	Form of Incentive Stock Option Agreement
10.4*†	Form of Nonqualified Stock Option Agreement
10.5*†	Form of Restricted Stock Agreement
10.6(1)*†	Form of Senior Management Employment Agreement
10.6(2)*†	Senior Manager Incentive and Retention Bonus Plan
10.7*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Michael J. Sonnenfeld
10.8*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Walter P. Buczynski
10.9*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and John C. Camp
10.10*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Robert G. Partlow
10.11*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Gary K. Uchino
10.12*†	Employment Letter Agreement, dated March 10, 2004, from Fieldstone Investment Corporation to John C. Kendall
10.13*†	Summary of Board of Directors’ Compensation
10.14(1)*	Revolving Credit and Security Agreement, dated March 13, 2001, by and between Countrywide Warehouse Lending and Fieldstone Mortgage Company
10.14(2)*	Amendment No. 1 to Revolving Credit and Security Agreement, dated November 10, 2003, among Countrywide Warehouse Lending, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.15*	4/04 Amended and Restated Senior Secured Credit Agreement, dated April 21, 2004, among Fieldstone Investment Corporation, Fieldstone Mortgage Company and JPMorgan Chase Bank
10.16(1)*	Credit Agreement, dated July 23, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(2)*	First Amendment to Credit Agreement, dated September 12, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(3)*	Second Amendment to Credit Agreement, dated November 10, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(4)*	Third Amendment to Credit Agreement, dated December 31, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(5)*	Fifth Amendment to Credit Agreement, dated June 30, 2004, between Fieldstone Mortgage Company and Guaranty Bank
10.16(6)*	Sixth Amendment to Credit Agreement, dated August 26, 2004, between Fieldstone Mortgage Company and Guaranty Bank

10.16(7)	Seventh Amendment to Credit Agreement, dated March 10, 2005, between Fieldstone Mortgage Company and Guaranty Bank (filed herewith)
10.17(1)*	Mortgage Loan Purchase and Sale Agreement, dated July 23, 2003, by and between Fieldstone Mortgage Company and Guaranty Bank
10.17(2)*	First Amendment to Mortgage Loan Purchase and Sale Agreement, dated June 30, 2004, by and between Fieldstone Mortgage Company and Guaranty Bank
10.18(1)*	Amended and Restated Master Repurchase Agreement, dated April 5, 2004, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.18(2)*

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated July 8, 2004, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation

10.18(3)

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated February 22, 2005, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation (filed herewith)

10.19*

Second Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated December 29, 2004, among Lehman Brothers Bank, FSB, Fieldstone Investment Corporation and Fieldstone Mortgage Company

10.20*	Master Repurchase Agreement, dated as of November 12, 2004 among Merrill Lynch Bank USA, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.21*	Purchase/Placement Agreement, dated as of November 10, 2003, between Friedman, Billings, Ramsey & Co., Inc., Fieldstone Investment Corporation and Fieldstone Mortgage Company
10.22*	Voting Agreement, dated as of October 28, 2004, by and among Fieldstone Investment Corporation and Friedman, Billings, Ramsey Group, Inc.
10.23*	Amended and Restated Engagement Letter between Friedman, Billings, Ramsey & Co., Inc. and Fieldstone Investment Corporation, dated October 28, 2004
14.1*	Code of Business Conduct and Ethics
21.1	List of Subsidiaries (filed herewith)
24.1	Power of Attorney of Thomas D. Eckert (filed herewith)
24.2	Power of Attorney of David S. Engelman (filed herewith)
24.3	Power of Attorney of Celia V. Martin (filed herewith)
24.4	Power of Attorney of Jonathan E. Michael (filed herewith)
24.5	Power of Attorney of David A. Schoenholz (filed herewith)
24.6	Power of Attorney of Jeffrey R. Springer (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1*	Charter of the Audit Committee of the Board of Directors
99.2*	Charter of the Compensation Committee of the Board of Directors
99.3*	Charter of the Nominating and Governance Committee of the Board of Directors

*                    Incorporated by reference to the registrant’s registration statement on Form S-11, File No. 333-114802.

†                    Denotes a management contract or compensatory plan.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Fieldstone Investment Corporation and subsidiaries:

We have audited the accompanying consolidated statements of condition of Fieldstone Investment Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule IV—mortgage loans on real estate as of December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fieldstone Investment Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, Virginia
March 23, 2005

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition
December 31, 2004 and 2003
(In thousands, except share and per share data)

	December 31, 2004	December 31, 2003
Assets
Cash	$61,681	158,254
Restricted cash	4,022	12,050
Mortgage loans held for sale, net	357,050	510,384
Mortgage loans held for investment	4,774,756	1,328,919
Allowance for loan losses—loans held for investment	(22,648)	(2,078)
Mortgage loans held for investment, net	4,752,108	1,326,841
Accounts receivable	9,326	2,701
Accrued interest receivable	22,420	5,550
Trustee receivable	91,082	6,424
Prepaid expenses and other assets	20,172	7,210
Derivative assets, net	20,161	860
Deferred tax asset, net	15,880	17,462
Furniture and equipment, net	9,815	5,145
Total assets	$5,363,717	2,052,881
Liabilities and Shareholders’ Equity
Warehouse financing—loans held for sale	$188,496	450,456
Warehouse financing—loans held for investment	521,506	537,132
Securitization financing	4,050,786	487,222
Dividends payable	21,501	—
Reserve for losses—loans sold	33,302	31,965
Accounts payable and accrued expenses	21,788	32,552
Total liabilities	4,837,379	1,539,327
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 48,855,876 and 48,835,860 shares issued as of December 31, 2004 and 2003, respectively	489	488
Paid-in capital	497,147	498,230
Accumulated earnings	34,687	22,378
Unearned compensation	(5,985)	(7,542)
Total shareholders’ equity	526,338	513,554
Total liabilities and shareholders’ equity	$5,363,717	2,052,881

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Interest income:
Loans held for investment	$206,460	17,749	—
Loans held for sale	25,316	49,118	33,666
Total interest income	231,776	66,867	33,666
Interest expense:
Loans held for investment	69,039	5,137	—
Loans held for sale	5,498	17,424	13,543
Subordinate revolving line of credit	—	510	576
Total interest expense	74,537	23,071	14,119
Net interest income	157,239	43,796	19,547
Provision for loan losses—loans held for investment	21,556	2,078	—
Net interest income after provision for loan losses	135,683	41,718	19,547
Gains on sales of mortgage loans, net	52,147	117,882	74,875
Other income (expense)—portfolio derivatives	8,789	(3,398)	—
Fees and other income	3,714	3,188	3,230
Total revenues	200,333	159,390	97,652
Expenses:
Salaries and employee benefits	81,915	84,227	40,482
Occupancy	7,083	5,078	3,631
Depreciation and amortization	2,760	1,570	985
Servicing fees	6,499	213	—
General and administration	32,546	23,086	14,952
Total expenses	130,803	114,174	60,050
Income before income taxes	69,530	45,216	37,602
Provision for income tax (expense) benefit	(3,966)	2,616	(15,855)
Net income	$65,564	47,832	21,747
Earnings per share of common stock:
Basic	$1.34	2.48	1.44
Diluted	$1.34	2.47	1.44
Basic weighted average common shares outstanding	48,328,271	19,288,586	15,089,532
Diluted weighted average common shares outstanding	48,370,502	19,364,729	15,089,532

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Common shares outstanding	Common stock	Paid-in capital	Accumulated earnings (deficit)	Unearned compensation	Treasury stock	Total shareholders’ equity
Balance at January 1, 2002	15,113	$151	$24,383	$(9,201)	$—	$—	$15,333
Treasury stock repurchase	(113)	—	—	—	—	(400)	(400)
Net income	—	—	—	21,747	—	—	21,747
Balance at December 31, 2002	15,000	151	24,383	12,546	—	(400)	36,680
Dividends declared prior to the merger of FIC and FHC	—	—	—	(38,000)	—	—	(38,000)
Merger of FIC and FHC	—	(1)	(399)	—	—	400	—
Redemption of common stock	(14,224)	(142)	(187,965)	—	—	—	(188,107)
Issuance of common stock	47,550	475	654,350	—	—	—	654,825
Restricted stock award	510	5	7,645	—	(7,650)	—	—
Restricted stock compensation expense	—	—	—	—	108	—	108
Stock options compensation expense	—	—	216	—	—	—	216
Net income	—	—	—	47,832	—	—	47,832
Balance at December 31, 2003	48,836	488	498,230	22,378	(7,542)	—	513,554
Restricted stock award	30	1	537	—	(538)	—	—
Restricted stock forfeited	(15)	—	(225)	—	225	—	—
Restricted stock repurchased and cancelled	(9)	—	(162)	—	—	—	(162)
Restricted stock compensation expense	—	—	—	—	1,870	—	1,870
Stock options compensation expense	—	—	285	—	—	—	285
Stock options exercised	14	—	216	—	—	—	216
Costs relating to the equity registration	—	—	(1,734)	—	—	—	(1,734)
Dividends declared	—	—	—	(53,255)	—	—	(53,255)
Net income	—	—	—	65,564	—	—	65,564
Balance at December 31, 2004	48,856	$489	$497,147	$34,687	$(5,985)	$—	$526,338

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$65,564	47,832	21,747
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,760	1,572	985
Amortization of deferred origination costs—loans held for investment	13,161	606	—
Amortization of securitization issuance costs	4,586	274	—
Amortization of bond discount	512	119	—
Provision for losses—sold loans	9,424	26,198	16,590
Provision for loan losses—loans held for investment	21,556	2,078	—
(Increase) decrease in restricted cash	8,028	(3,673)	(5,336)
(Increase) decrease in accounts receivable	(6,625)	225	750
Increase in accrued interest receivable	(16,870)	(3,805)	(1,087)
Increase in receivable due from trustee	(84,658)	(6,424)	—
Funding of mortgage loans held for sale	(3,361,746)	(6,518,558)	(4,021,078)
Proceeds from sales of mortgage loans held for sale	3,505,835	6,369,136	3,491,550
(Increase) decrease in prepaid expenses and other assets	(15,176)	(4,271)	(242)
(Increase) decrease in deferred tax asset, net	1,582	(3,365)	(8,481)
(Increase) decrease in derivative assets, net	(19,301)	2,274	272
Increase (decrease) in accounts payable and accrued expenses	(10,764)	(1,056)	17,797
Stock compensation expense	2,155	324	—
Net cash provided by (used in) operating activities	120,023	(90,514)	(486,533)
Cash flows from investing activities:
Funding of mortgage loans held for investment	(4,155,248)	(862,167)	—
Payments of mortgage loans held for investment	689,995	9,719	—
Purchase of furniture and equipment, net	(7,233)	(3,724)	(2,199)
Proceeds from sale of real estate owned	3,858	1,012	452
Net cash used in investing activities	(3,468,628)	(855,160)	(1,747)
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	(1,734)	654,825	(400)
Redemption of common stock	(162)	(188,107)	—
Proceeds from (repayment of) subordinate revolving line	—	(12,000)	(448)
Proceeds from warehouse financing—loans held for sale	2,916,624	9,144,088	5,427,110
Repayment of warehouse financing—loans held for sale	(3,178,584)	(9,483,056)	(4,933,831)
Proceeds from warehouse financing—loans held for investment	4,985,061	1,219,032	—
Repayment of warehouse financing—loans held for investment	(5,000,687)	(681,900)	—
Proceeds from securitization financing	4,154,697	494,622	—
Repayment of securitization financing	(591,645)	(7,519)	—
Dividends paid	(31,754)	(38,000)	—
Purchase of interest rate cap	—	(2,980)	—
Proceeds from exercise of stock options	216	—	—
Net cash provided by financing activities	3,252,032	1,099,005	492,431
Net increase (decrease) in cash	(96,573)	153,331	4,151
Cash at the beginning of the year	158,254	4,923	772
Cash at the end of the year	$61,681	158,254	4,923
Supplemental disclosures:
Cash paid for interest	$72,868	23,482	13,154
Cash paid for taxes	10,187	3,470	19,376
Noncash investing and financing activities:
Transfer from mortgage loans held for sale to real estate owned	998	2,437	1,612
Transfer from mortgage loans held for investment to real estate owned	6,213	—	—
Transfer from mortgage loans held for sale to held for investment	—	477,077	—

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1)          Organization and Summary of Significant Accounting Policies

(a)   Organization

Fieldstone Investment Corporation (FIC) was incorporated in the State of Maryland on August 20, 2003, as a wholly owned subsidiary of Fieldstone Holdings Corp. (FHC). FHC was incorporated in the State of Delaware in February 1998 as a C Corporation. In July 1998, FHC purchased 100% of the shares of Fieldstone Mortgage Company (FMC). In November 2001, FMC established a wholly-owned subsidiary, Fieldstone Mortgage SPE (ML)-I, L.L.C., a Delaware limited liability company, to engage in loan repurchase transactions with a financial services corporation with which FMC has a master repurchase agreement. This subsidiary was dissolved in December 2004. Prior to 2003, FHC operated as a taxable C corporation. Effective January 1, 2003, FHC elected to be taxed as an S Corporation.

In November 2003, FIC executed a reverse merger with FHC, with FIC as the surviving entity, in a transaction that was accounted for as a merger of entities under common control whereby the historical cost basis of the assets and liabilities was retained. Effective with the merger in November 2003, FIC elected to be taxed as a Real Estate Investment Trust (REIT), and FMC, its wholly owned subsidiary, elected to be taxed as a Taxable REIT Subsidiary (TRS).

On February 3, 2004, FIC formed two wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp. (FMOC) and Fieldstone Servicing Corp. (FSC), as Maryland corporations, which are treated as qualified REIT subsidiaries. FMOC holds securities and ownership interests in owner trusts and other financing vehicles, including securities issued by FIC or on FIC’s behalf. FMOC holds the residual interest in FIC’s future securitized pools, as well as any derivatives designated as economic interest rate hedges related to securitized debt. FSC holds the rights to direct the servicing of the mortgage loans held for investment.

The accompanying consolidated financial statements include the accounts of Fieldstone Investment Corporation and its subsidiaries (together the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

FMC originates, purchases, and sells, non-conforming and conforming residential mortgage loans and engages in other activities related to mortgage banking. FMC originates mortgage loans through wholesale and retail business channels through its network of over 4,700 independent mortgage brokers and its branch offices located in 26 states throughout the country.

The non-conforming loans that are originated are underwritten in accordance with FMC’s underwriting guidelines, which are designed to evaluate a borrower’s credit history, capacity, willingness and ability to repay the loan and the value and adequacy of the collateral. The conforming loans that are originated are loans that meet the underwriting criteria required for a mortgage loan to be saleable to a Government Sponsored Entity (GSE), such as Fannie Mae or the Federal Home Loan Mortgage Corp. (Freddie Mac), or institutional investors.

A substantial portion of the non-conforming loans originated by FMC are closed by FMC using funds advanced by FIC, with a simultaneous assignment of the loans to FIC. These loans are held for investment, and financed by warehouse debt and by issuing mortgage-backed securities secured by these loans. FMC sells the portion of the non-conforming loans not held for investment and all of the conforming loans that it originates on a whole-loan, servicing-released basis. FMC provides interim servicing on the loans held for sale from the time of funding until the time the loans are transferred to the permanent servicer, which is generally between 30 and 45 days after funding of the loan. With regard to the loans held for investment, the servicing rights are transferred to FSC. Pursuant to an agreement, Chase Home Finance LLC acts as sub-servicer of the non-conforming loans held for investment. The sub-servicer has primary responsibility for performing the servicing functions with respect to the loans, including all collection, advancing and loan level reporting obligations, maintenance of custodial and escrow accounts, maintenance of insurance and enforcement of foreclosure proceedings.

FMC is licensed or exempt from licensing requirements to originate residential mortgages in 48 states and the District of Columbia. FIC is licensed or exempt from licensing requirements to fund residential mortgage loans and acquire closed residential mortgage loans in all states in which it operates.

(b)   Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Financial statement amounts most affected by the use of estimates are the allowance for loan loss, reserve for losses—loans sold, derivative valuations, stock-based compensation, and estimation of prepayment speeds for loans held for investment and securitization debt.

(c)   Cash and Restricted Cash

Cash consists of demand deposits and overnight funds at commercial banks. Restricted cash includes escrow payments on loans, and is controlled by terms of the warehouse and repurchase lines of credit comprising the Company’s warehouse financing, and by regulatory and contractual requirements regarding the processing and closing of residential mortgage loans.

(d)   Mortgage Loans Held for Sale

Mortgage loans held for sale are mortgage loans funded or purchased with the intent to be sold in the foreseeable future. Mortgage loans held for sale are recorded at the lower of cost or market value calculated on an aggregate basis by type of loan product, categorized as conforming loans, non-conforming loans, or loans deemed not to be saleable in the normal course of business due to delinquency or other impairment. Market value is determined by investor commitment prices and current investor yield requirements at the date of the financial statements. Allowances recorded to recognize market values below cost are reported as a reduction in the carrying value of mortgage loans held for sale. Loan origination fees, discount points and certain direct origination costs associated with loans held for sale are initially recorded as an adjustment of the cost of the loan. Gains on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold after considering the required reserve for losses on loans sold.

(e)   Reserve for Losses—Loans Sold

The Company maintains a reserve for the representation and warranty liabilities related to the sold loans, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the loan. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the consolidated statements of operations as a reduction of gains on sales of mortgage loans.

(f)   Mortgage Loans Held for Investment, net

Mortgage loans held for investment, net primarily consist of mortgage loans secured by single-family residential properties. Loan origination fees, discount points and certain direct origination costs associated with loans held for investment are amortized over the life of the loans as an adjustment to interest income using the level yield method. Management utilizes an estimate of the prepayment speed of the loans to forecast the remaining average life of the loans in determining the deferred cost amortization. Prepayment fee income is included in interest income—loans held for investment when collected for loans in which a borrower chose to prepay before a contractual time period.

Loans are placed in non-accrual status when they are past-due ninety days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt. At the time the loan is placed on non-accrual status, all previously accrued but uncollectible interest is reversed against current period interest income. A loan remains in non-accrual status until the loan becomes less than three months contractually past due. Cash receipts of full monthly payment(s) during the non-accrual period are applied first to the principal and interest due on the oldest outstanding monthly payment. Partial payments are placed in suspense by the servicer until a full monthly periodic payment is received or final disposition of the property, whichever occurs first. Loans are charged-off when a loan or a portion thereof is considered uncollectible or at the time the loan is transferred to real estate owned.

(g)   Allowance for Loan Losses—Loans Held for Investment

The allowance for loan losses is increased by provisions for loan losses, which are charged to current period operations, and any recoveries on disposition of real estate owned. The allowance is decreased by realized losses determined to be the difference between the outstanding loan amount and the fair value of the property less estimated selling costs. In determining an adequate allowance, management makes numerous assumptions and estimates. These underlying assumptions and estimates are continually evaluated and updated to reflect management’s current assessment of the value of the underlying collateral, and other relevant factors affecting portfolio credit quality and inherent losses.

The Company defines the beginning of the loss emergence period for a mortgage loan to be the occurrence of a contractual delinquency greater than thirty days. On a monthly basis, loans meeting this criterion are included in a determination of the allowance for loan losses, which utilizes industry roll rate experience to assess the likelihood and severity of portfolio losses. Management believes that the current allowance for loan losses is a reasonable estimate of the expected losses inherent in the portion of the portfolio of loans held for investment in the loss emergence period. The Company does not assess loans individually for impairment due to the homogeneous nature of the loans, which are collectively evaluated for impairment.

(h)   Derivatives and Hedging Activities

The Company accounts for its derivatives and hedging activities in accordance with FASB Statement No. 133, (Statement 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” All derivatives are recognized on the consolidated statements of condition at their fair value. In the normal course of business, the Company enters into contractual commitments to extend credit to finance one-to-four family homes. The commitments, which contain fixed expiration dates, become effective when the borrowers lock-in a specified interest rate within time frames established by the Company (“interest rate locks”). Interest rate risk arises if interest rates move adversely between the time of the lock-in of rates by the borrower and the sale of the loan. The interest rate locks related to loans that are intended to be sold are considered derivatives.

To mitigate the effect of the interest rate risk on loans intended to be sold, inherent in providing interest rate lock commitments for loans from the lock-in date to the fund date, the Company enters into mandatory delivery forward sale contracts of mortgage-backed securities (MBS) and treasury securities. Both the interest rate lock commitments and the mandatory forward delivery contracts are undesignated derivatives under Statement 133 and accordingly are marked to market through earnings, and recorded as a component of gains on sales of mortgage loans, net in the consolidated statements of operations. Mark to market adjustments on interest rate lock commitments are recorded from the inception of the interest rate lock through the date the underlying loan funds. Any mark to market adjustment during the interest rate lock period is recorded to current period earnings as a component of gains on sales of mortgage loans, net, and carried as a basis adjustment to the funded loan. As required by Statement 133, mark to market adjustments subsequent to funding are recorded only for those loans that have been included in a designated fair value hedge model in accordance with Statement 133. Although the mandatory forward sales do serve as an economic hedge of the loans, the forward sales and the loans have not been designated as a qualifying fair value hedge under Statement 133, and the closed loans pending sale are recorded at the lower of cost or market value.

The Company hedges the adverse effects of interest rate changes on cash flows as a result of changes in the benchmark interest rate, in this case, LIBOR, of the interest payments on warehouse financing and securitization financing (both variable rate debt) being hedged, by using derivatives, including interest rate swaps and caps. These derivatives are not classified as cash flow hedges under Statement 133. For derivative financial instruments not designated as cash flow hedge instruments, the Company recognizes realized and unrealized changes in fair value in current period earnings as a component of other income (expense)—portfolio derivatives, on the consolidated statement of operations during the period in which the changes occur or when the instruments are settled. The periodic net cash settlements and any gain or loss on terminated swaps, are also reported as a component of other income (expense)—portfolio derivatives. The Company also entered into an interest rate cap agreement to hedge interest rate changes relative to its first securitization in the fourth quarter of 2003. The cap was not designated in a qualifying hedging relationship, and as such, realized and unrealized changes in the fair value are recognized in current period earnings during the period in which the changes occur.

The Company’s derivatives are considered economic hedges of interest rate volatility, and the Company does not engage in other derivative trading activities.

(i)   Trustee Receivable

The trustee distributes scheduled securitization loan payments and unscheduled principal payoffs and curtailments to the related bondholders on a monthly payment date. These loan payments are collected between cut-off dates. Unscheduled principal payments and prepaid principal and interest monthly periodic payments received after the cut-off date for the current month bondholder payment are recorded as a trustee receivable on the consolidated statements of condition. The Company credits mortgage loans held for investment for the payoffs received by the trustee during the current period and credits accrued interest receivable for loan payments paid in advance of their due date. The trustee retains these unscheduled payments until the following bond payment date.

(j)   Real Estate Owned

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value, less estimated selling costs. Fair value is estimated based upon a third-party appraisal of the properties. Management periodically evaluates the recoverability of such real estate properties and records write-downs for any subsequent declines in value. Gains or losses on the sale of such foreclosed properties are recognized upon disposition. The balance of real estate owned, included in prepaid expenses and other assets on the consolidated statements of condition was $4.4 million and $1.8 million as of December 31, 2004 and 2003, respectively.

(k)   Furniture and Equipment

Furniture and equipment are stated at their cost less accumulated depreciation. Depreciation on furniture and equipment is computed using the straight-line method over the estimated useful lives, which range from 3 to 5 years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

(l)   Goodwill

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill, which represents the excess of purchase price over fair value of net assets acquired in a business combination, ceased on January 1, 2002, and the remaining unamortized goodwill is assessed for impairment annually. The Company assesses the recoverability of goodwill through an annual evaluation of the undiscounted future operating cash flows of the acquired operation. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. During 2004, five branch offices relating to prior business combinations were closed. Goodwill, recorded as a component of prepaid expenses and other assets on the consolidated statements of condition, was reduced to recognize the impairment in connection with the closed branches by $0.2 million in 2004, to a balance of $0.1 million as of December 31, 2004.

(m)   Securitization Financing

The Company accounts for its securitizations of mortgage loans as secured financing transactions, and accordingly, holds the securitized mortgage loans for investment. The securitizations do not meet the qualifying special purpose entity criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because after the loans are securitized, the securitization trust may acquire derivatives with notional balances in excess of beneficial interests formed in the securitization and the trust allows the servicer certain discretion in selling nonperforming loans. Accordingly, following a securitization, the mortgage loans and the related debt remain on the consolidated statements of condition and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Company is also the primary beneficiary of the securitization trusts as defined in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and accordingly, records all activity of the securitization trusts in its consolidated financial statements. Debt issuance costs are recorded as a component of prepaid expenses and other assets on the consolidated statements of condition, and include underwriting fees, rating agency fees and certain direct issuance costs associated with the securitizations which are amortized over the life of the debt as an adjustment to interest expense using the level yield method. Management utilizes an estimate of the prepayment speed of the loans, and associated debt repayment, to forecast the remaining average life of the debt in determining the deferred cost amortization.

(n)   Gains on Sales of Mortgage Loans

Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-released premiums received. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized as an adjustment to gain on sale, when the loans are sold.

(o)   Other Income (Expense)—Portfolio Derivatives

Other income (expense)—portfolio derivatives, includes the gain or loss from any undesignated derivatives used to hedge the financing costs of the Company’s loans held for investment. The gain or loss is comprised of (i) the change in the periodic mark to market of the future value of the interest rate swaps and caps in effect as of period end, (ii) the net cash settlements from the swaps and caps in place during the reporting period, and (iii) any net cash gain or loss received if the derivative is terminated before maturity, if applicable.

(p)   Income Taxes

FIC has elected to be taxed as a Real Estate Investment Trust (REIT) under Section 856(c) of the Internal Revenue Code. As a REIT, FIC generally is not subject to federal income tax. To maintain its qualification as a REIT, FIC must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other tests relating to assets and income. If FIC fails to qualify as a REIT in any taxable year, FIC will be subject to federal income tax on its taxable income at regular corporate rates. FIC may also be subject to certain state and local taxes. Under certain circumstances, even though FIC qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. No provision for income taxes has been provided in the accompanying financial statements related to the REIT, because FIC has paid or will pay dividends in amounts approximating its taxable income.

The Company has elected to treat Fieldstone Mortgage Company as a Taxable REIT Subsidiary (TRS). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income tax, will be taxed as a regular C corporation, and will record provision for income taxes.

The Company accounts for its income taxes related to the TRS under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the subsequent years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws are not anticipated. If necessary, a valuation allowance is established based upon an evaluation of the likelihood of realization of the deferred tax assets.

(q)   Stock-Based Compensation

The Company adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of the common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black Scholes option pricing model.

(r)   Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding after adjusting for the effects of dilutive potential common shares. The dilutive effects of options and nonvested restricted stock issued under stock-based compensation plans are computed using the treasury stock method.

(s)   Equity Registration Costs

The Company capitalized through a direct reduction to additional paid-in capital, the issuance costs related to its private placement offering of 47.15 million shares of $.01 par value common stock in the fourth quarter of 2003, and the costs associated with the registration of those shares with the Securities and Exchange Commission.

(t)   Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)          Mortgage Loans Held for Sale and Reserve for Losses—Sold Loans

Mortgage loans that the Company acquires or originates with the intent to sell in the foreseeable future are initially recorded at cost including any premium paid or discount received, adjusted for the fair value change during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried on the books at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Mortgage loans held for sale	$356,408	508,312
Net deferred origination costs	1,031	1,536
Premium, net of discount	1,505	2,311
Allowance for lower of cost or market value	(1,894)	(1,775)
Total	$357,050	510,384

The Company maintains a reserve for its representation and warranty liabilities related to the sale of loans and for its contractual obligations to rebate a portion of any premium paid by an investor when a sold loan prepays within an agreed period. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold, and is calculated as the fair value of liabilities reasonably estimated to occur during the life of the related sold loans. The provision is recorded as a reduction of gain on sale of loans.

The reserve for losses—loans sold is summarized as follows for the years ended December 31, 2002, 2003, and 2004 (in thousands):

Balance at December 31, 2001	$6,606
Provision.	16,590
Realized losses	(8,325)
Recoveries	719
Balance at December 31, 2002	15,590
Provision.	26,198
Realized losses	(11,415)
Recoveries	1,592
Balance at December 31, 2003	31,965
Provision	9,424
Realized losses	(9,591)
Recoveries	1,504
Balance at December 31, 2004	$33,302

The reserve for losses—loans sold primarily relates to loan sales which approximated $13.4 billion during the three years ended December 31, 2004.

(3)          Mortgage Loans Held for Investment and Allowance for Loan Losses

The Company originates fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans are initially recorded at cost including any premium or discount. These mortgage loans are financed with warehouse debt until they are pledged as collateral for securitization financing. The Company is exposed to risk of loss from its mortgage loan portfolio and establishes an allowance for loan losses taking into account a variety of criteria including the contractual delinquency status, market delinquency roll rates, and market historical loss severities. The adequacy of this allowance for loan loss is evaluated and adjusted based on this review.

The following is a detail of the mortgage loans held for investment, net as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004	December 31, 2003
Securitized mortgage loans held for investment	$4,156,790	490,635
Mortgage loans held for investment—warehouse financed	578,273	828,488
Net deferred origination fees and costs	39,693	9,796
Mortgage loans held for investment	4,774,756	1,328,919
Allowance for loan losses—loans held for investment	(22,648)	(2,078)
Mortgage loans held for investment, net	$4,752,108	1,326,841

The allowance for loan losses—loans held for investment is summarized as follows for the years ended December 31, 2003 and 2004 (in thousands):

Balance at December 31, 2002	$—
Provision	2,078
Charge—offs	—
Recoveries	—
Balance at December 31, 2003	2,078
Provision	21,556
Charge—offs	(986)
Recoveries.	—
Balance at December 31, 2004	$22,648

Mortgage loans held for investment, which were on non-accrual status for interest income recognition due to delinquencies greater than ninety days were $40.6 million and $1.1 million as of December 31, 2004 and 2003, respectively, and averaged $17.9 million and $0.1 million during the year ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, approximately 47.3% and 52.1%, respectively, of mortgage loans held for investment were collateralized by properties located in the state of California.

(4)          Furniture and Equipment

The components of furniture and equipment, net at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Furniture and fixtures	$3,272	2,400
Leasehold improvements	1,049	624
Equipment	8,227	6,508
Data processing software	5,350	1,232
	17,898	10,764
Less accumulated depreciation and amortization	(8,083)	(5,619)
Furniture and fixtures, net	$9,815	5,145

Depreciation and amortization expense for 2004, 2003, and 2002 was $2.8 million, $1.6 million, and $1.0 million, respectively.

(5)          Warehouse Financing, Loans Held for Sale and Loans Held for Investment

At December 31, 2004, the Company had a total of $1.9 billion of warehouse lines of credit and repurchase facilities with six financial entities. Committed facilities comprise $1.85 billion of the total available, with uncommitted facilities totaling $0.05 billion. At December 31, 2003, the Company had a total of approximately $1.7 billion of warehouse lines of credit and repurchase facilities with seven financial entities. Committed facilities comprised $1.5 billion of the total available, with uncommitted facilities totaling $0.2 billion. The facilities are short-term liabilities, secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

Warehouse lines of credit and repurchase facilities consist of the following at December 31, 2004 and 2003 (dollars in millions):

Agreements as of December 31, 2004			Amount Outstanding as of
	Amount	Maturity	December 31,
Lender	Available	Date	2004	2003
Credit Suisse First Boston Mortgage Capital	$500.0	February 2005	$291.1	240.0
Countrywide Warehouse Lending	100.0	April 2005	21.5	17.1
JP Morgan Chase Bank	200.0	April 2005	77.3	119.6
Guaranty Bank Warehouse Facility	50.0	June 2005	25.6	12.6
Guaranty Bank Purchase Facility	50.0	Uncommitted	0.0	0.0
Merrill Lynch Bank USA	500.0	November 2005	66.5	451.6
Lehman Brothers Bank	500.0	December 2005	228.0	81.3
GMAC Residential Funding Corp.	0.0	Not renewed	0.0	65.4
Total	$1,900.0		$710.0	987.6

The average outstanding amounts under these agreements were $820.6 million and $722.3 million for the years ended December 31, 2004 and December 31, 2003, respectively. The interest rates are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees.

A summary of coupon interest expense and facilities fees, included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the warehouse lines of credit and repurchase facilities for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands):

	2004		2003		2002
	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense .	$19,139	2.3%	$18,031	2.5%	$12,362	3.1%
Facilities fees	3,512	0.4%	2,120	0.3%	1,181	0.3%
Total	$22,651	2.7%	$20,151	2.8%	$13,543	3.4%

The warehouse lines and repurchase facilities generally have a term of 364 days or less. The Credit Suisse First Boston Mortgage Capital repurchase facility has been extended through March 31, 2005. Management expects to renew these lines of credit prior to their respective maturity dates. The credit facilities are secured by substantially all of our mortgage loans and contain customary financial and operating covenants that require us to maintain specified levels of liquidity and net worth, restrict indebtedness and investments and require compliance with applicable laws. The Company was in compliance with all of these covenants at December 31, 2004.

(6)          Securitization Financing

During the years ended December 31, 2004 and 2003, the Company issued $4.2 billion and $0.5 billion, respectively, of mortgage-backed bonds through securitization trusts to finance the Company’s portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average life of the bonds is approximately 23 months, and is based on estimates and assumptions made by management. The actual period from inception to maturity may differ from expectations. The Company retains the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for each pool falls below 20% of the original principal balance, with the exception of 2003-1 which may be repaid when the principal balance falls below 10% of the original collateralized amount. The securitization financings include a step up stipulation which provides that the bond margin over LIBOR will increase 1.5 to 2.0 times the original margin if the option to repay the bonds is not exercised, per the contractual provisions. The bonds are repaid from the cash flows derived from the mortgage loans pledged to the trust.

The following is a summary of the securitizations issued by series during the years ended December 31, 2004 and 2003 (dollars in millions):

	FMIC 2003-1	FMIT 2004-1	FMIT 2004-2	FMIT 2004-3	FMIT 2004-4	FMIT 2004-5
Bonds issued	$488	652	844	949	845	864
Loans pledged	$500	681	880	1,000	879	900
Deferred bond issuance costs	$2.7	2.4	2.8	3.3	3.3	2.9
Original issue discount	$1.1	—	—	—	—	—
Financing costs—LIBOR plus	0.22-7.6%	0.29-1.8%	0.24% to 2.15%	0.27-2.15%	0.33-1.80%	0.24-1.85%

The average securitization financing outstanding was $2.3 billion and $115.8 million for the years ended December 31, 2004 and December 31, 2003, respectively. The unamortized bond issuance costs at December 31, 2004 and 2003 were $12.5 million and $2.4 million, respectively.

A summary of interest expense, amortization of deferred issuance costs and original issue discount, and the weighted average cost of funds of the securitization financing for the years ended December 31, 2004 and 2003 is as follows (in thousands):

	2004		2003
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$46,788	2.1%	$2,017	1.8%
Amortization of deferred costs	4,586	0.2%	274	0.2%
Amortization of bond discount	512	0.0%	119	0.1%
Total interest expense—securitization financing	$51,886	2.3%	$2,410	2.1%

The following is a summary of the outstanding securitization bond financing by series as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004	December 31, 2003
FMIT Series 2004-5	$861,403	—
FMIT Series 2004-4	816,527	—
FMIT Series 2004-3	879,659	—
FMIT Series 2004-2	692,854	—
FMIT Series 2004-1	484,025	—
FMIC Series 2003-1	316,817	488,233
	4,051,285	488,233
Unamortized bond discount	(499)	(1,011)
Total securitization financing	$4,050,786	487,222

Expected principal maturity of the securitization debt, which is based on expected loan prepayments, is as follows (in thousands):

December 31,	Expected Maturity
2005	$1,545,817
2006	1,371,477
2007	584,548
2008	459,270
2009	89,674
$4,050,786

The current carrying amount of the mortgage loans pledged to the trusts was $4.2 billion as of December 31, 2004.

(7)   Derivatives and Hedging Activities

At December 31, 2004 and 2003, the fair value of conforming interest rate lock commitments was $0.03 million and $0.09 million, and the corresponding fair value of mandatory forward sale commitments was $(0.2) million and $(0.4) million, respectively. All derivatives are recognized on the consolidated statements of condition at their fair value. In addition to these market adjustments for open interest rate locks and mandatory forward sales, at December 31, 2004 and 2003, a basis adjustment of $0.01 million and $0.2 million, respectively, has been recorded related to the closed loans pending sale and is included in mortgage loans held for sale, net in the consolidated statements of condition.

To mitigate the interest rate risk associated with non-conforming loans, the Company entered into treasury note forward sales contracts. At December 31, 2004 and December 31, 2003, the fair value of the treasury note sales contracts was $(0.05) million and $(1.1) million, respectively. The fair value of non-conforming interest rate lock commitments was $(0.02) million at December 31, 2004 and $0.08 million at December 31, 2003. A basis adjustment of less than $0.1 million has been recorded related to the closed non-conforming loans pending sale as of December 31, 2004 and 2003 due to the short time period from borrower lock to loan funding.

In conjunction with the financing of its portfolio of loans held for investment, the Company entered into interest rate swaps designed to be economic hedges of the floating rate debt of the warehouse and securitization debt. At December 31, 2004 the fair value of sixteen interest rate swaps with positive fair values was $20.8 million and the fair value of three swaps with negative fair values was $(0.9) million, for a net fair value of $19.9 million. At December 31, 2003, the fair value of two swaps was $(2.2) million The swaps are not classified as cash flow hedges under Statement No. 133, and therefore, the mark to market valuation increase (decrease) of $22.1 million and $(2.2) million has been charged to current period earnings during the year ended December 31, 2004 and 2003, respectively.

In conjunction with the Company’s 2003-1 securitization, the Company purchased an interest rate cap agreement by paying a premium of $3.0 million, determined to be an economic hedge of the floating rate debt of the security. As of December 31, 2004 and 2003, the fair value of the interest rate cap was $0.5 million and $1.9 million, respectively. The mark to market valuation decrease of $(1.4) million and $(1.1) million has been charged to current period earnings during the year ended December 31, 2004 and 2003, respectively.

(8)   Segment Information

The information presented below with respect to the Company’s reportable segments is consistent with the content of the business segment data provided to the Company’s management. This segment data uses a combination of business lines and channels to assess consolidated results. The Company has six reportable segments, which include four production segments, Non-Conforming Wholesale, Non-Conforming Retail, Conforming Wholesale, Conforming Retail, and two operating segments which include Investment Portfolio, and Corporate. The Investment Portfolio segment did not exist before 2003, and prior period segment information has not been adjusted because it is impractical to do so.

The Company originates loans through two divisions: a non-conforming division and a conforming division, each of which operates both wholesale and retail offices. The Investment Portfolio segment primarily includes the net interest income earned by the loans held for investment. In addition, the Company has a Corporate segment that includes the timing and other differences between actual revenues and costs and amounts allocated to the production segments. The Corporate segment also includes the effects of the deferral and capitalization of net origination costs as required by FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Financial information by segment is evaluated regularly by management and used in decision-making relating to the allocation of resources and the assessment of company performance. The Company manages the business on a pre-tax basis and therefore all income tax expense or benefit is allocated to the Corporate segment. The accounting policies of the business segments are the same as those described in the organization and summary of significant accounting policies (see Note 1) except that for the purposes of segment information provided in the tables below, certain fees, origination costs, and other expenses recorded as a component of gains on sale of mortgage loans, net, have been reflected in total revenues or total expenses consistent with intercompany allocations reported to the Company’s management. Also, origination fees and gain on sale revenue are recognized at the time of funding by the production segments, and adjusted in the corporate segment to reflect the actual fees and gain on sale recognizable for GAAP revenue reporting, when the loans are sold. The Corporate segment includes reconciling amounts necessary for the segment totals to agree to the consolidated financial statements.

The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, net, trustee receivable, derivative assets, net and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at December 31, 2004 and 2003 are summarized as follows (in thousands):

	December 31,
	2004	2003
Non-Conforming—wholesale	$228,653	352,164
Non-Conforming—retail	27,014	53,569
Conforming—wholesale	77,691	75,899
Conforming—retail	27,104	31,531
Investment Portfolio	4,863,544	1,334,976
Corporate	139,711	204,742
Total	$5,363,717	2,052,881

Operating results by business segment for the year ending December 31, 2004 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidation
Revenues:
Interest income	$17,210	2,354	4,034	1,718	206,460	—	231,776
Interest expense	2,937	417	1,535	609	69,039	—	74,537
Net interest income	14,273	1,937	2,499	1,109	137,421	—	157,239
Provision for loan losses—loans held for investment	—	—	—	—	(21,556)	—	(21,556)
Gains on sales of mortgage loans, net	134,028	37,507	5,360	11,222	—	(135,970)	52,147
Other income (expense)—portfolio derivatives	—	—	—	—	8,789	—	8,789
Fee and other income	—	751	—	2,495	(44)	512	3,714
Total revenues	148,301	40,195	7,859	14,826	124,610	(135,458)	200,333
Total expenses	113,186	41,154	10,799	14,404	7,833	(56,573)	130,803
Income (loss) before income taxes	35,115	(959)	(2,940)	422	116,777	(78,885)	69,530
Provision for income tax (expense) benefit	N/A	N/A	N/A	N/A	N/A	(3,966)	(3,966)
Net income (loss)	$35,115	(959)	(2,940)	422	116,777	(82,851)	65,564

Operating results by business segment for the year ending December 31, 2003 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidation
Revenues:
Interest income	$33,074	5,522	7,267	3,255	17,749	—	66,867
Interest expense	10,288	1,782	3,716	1,638	5,137	510	23,071
Net interest income	22,786	3,740	3,551	1,617	12,612	(510)	43,796
Provision for loan losses—loans held for investment	—	—	—	—	(2,078)	—	(2,078)
Gains on sales of mortgage loans, net	116,310	39,695	13,286	18,775	—	(70,184)	117,882
Other income (expense)—portfolio derivatives	—	—	—	—	(3,398)	—	(3,398)
Fee and other income	—	1,423	—	1,722	—	43	3,188
Total revenues	139,096	44,858	16,837	22,114	7,136	(70,651)	159,390
Total expenses	88,744	36,938	13,197	17,814	—	(42,519)	114,174
Income (loss) before income taxes	50,352	7,920	3,640	4,300	7,136	(28,132)	45,216
Provision for income tax (expense) benefit	N/A	N/A	N/A	N/A	N/A	2,616	2,616
Net income (loss)	$50,352	7,920	3,640	4,300	7,136	(25,516)	47,832

Operating results by business segment for the year ending December 31, 2002 are as follows (in thousands):

	Non-Conforming		Conforming
	Wholesale	Retail	Wholesale	Retail	Corporate	Consolidation
Revenues:
Interest income	$20,517	3,753	6,256	3,140	—	33,666
Interest expense	7,369	1,398	3,207	1,569	576	14,119
Net interest income	13,148	2,355	3,049	1,571	(576)	19,547
Gains on sales of mortgage loans, net	61,301	26,256	9,348	14,500	(36,530)	74,875
Fee and other income	—	1,955	—	1,034	241	3,230
Total revenues	74,449	30,566	12,397	17,105	(36,865)	97,652
Total expenses	47,209	22,926	8,874	14,246	(33,205)	60,050
Income (loss) before income taxes	27,240	7,640	3,523	2,859	(3,660)	37,602
Provision for income tax (expense) benefit	N/A	N/A	N/A	N/A	(15,855)	(15,855)
Net income (loss)	$27,240	7,640	3,523	2,859	(19,515)	21,747

(9)   Income Taxes

In 2002, the Company was taxed as a C Corporation. On March 14, 2003, the Company elected Subchapter S status for income tax purposes. This election was effective as of January 1, 2003 and has no impact on the consolidated operating results for 2002. As a result of this election, during the first quarter of 2003, the deferred tax asset recorded on the consolidated statement of condition as of December 31, 2002 was reversed through the consolidated statement of operations.

Effective November 13, 2003, the Company revoked its S election. Effective November 13, 2003, FIC elected to be taxed as a Real Estate Investment Trust (REIT) under Section 856(c) of the Internal Revenue Code. As a REIT, FIC generally is not subject to federal income tax. To maintain its qualification as a REIT, FIC must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other tests relating to assets and income. If FIC fails to qualify as a REIT in any taxable year, FIC will be subject to federal income tax on its taxable income at regular corporate rates. FIC may also be subject to certain state and local taxes. Under certain circumstances, even though FIC qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. No provision for income taxes has been provided in the accompanying financial statements related to the REIT, because FIC has paid or will pay dividends in amounts approximating its taxable income.

On November 14, 2003, the Company filed an election to treat Fieldstone Mortgage Company as a taxable REIT subsidiary (TRS). A TRS is a corporation that is permitted to engage in non-qualifying REIT activities. Taxable income of a TRS is subject to federal, state, and local income taxes. As a result of this filing, a deferred tax asset was established on November 14, 2003 to recognize the temporary differences between the book and tax basis of assets and liabilities of FMC, the TRS.

As of December 31, 2004, an income tax receivable of $4.9 million was recorded as a component of accounts receivable in the consolidated statements of condition. The receivable primarily related to the overpayment of estimated state and federal income taxes for the TRS for the year ended December 31, 2004. At December 31, 2003, the Company recorded $2.9 million in state and federal income taxes payable as a component of accounts payable and accrued expenses in the consolidated statements of condition, primarily related to the TRS taxable income for the period November 13 through December 31, 2003, following the revocation of the Company’s S election.

Income tax (expense) benefit for the years ending December 31, 2004, 2003, and 2002 consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2004:
U.S. Federal	$(1,886)	(1,393)	(3,279)
State and Local	(498)	(189)	(687)
Total	$(2,384)	(1,582)	(3,966)
Year ended December 31, 2003:
U.S. Federal	$(2,095)	(1,158)	(3,253)
State and Local	(413)	(228)	(641)
TRS Election—Recognition of deferred tax assets	—	18,880	18,880
S Election—Elimination of deferred tax assets	—	(12,370)	(12,370)
Total	$(2,508)	5,124	2,616
Year ended December 31, 2002:
U.S. Federal	$(18,718)	6,442	(12,276)
State and Local	(5,050)	1,471	(3,579)
Total	$(23,768)	7,913	(15,855)

A reconciliation of the statutory federal and state income tax rates to the Company’s effective income tax rates for the years ending December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Federal statutory rate	(34.0)%	(34.0)%	(35.0)%
State income tax rate (net of federal benefit)	(5.4)	(4.7)	(6.2)
Income during S Corp status	—	30.5	—
Non-deductible expenses	—	—	(0.3)
Non-taxable REIT income	33.7	—	—
Change in deferred tax asset during S Corp period	—	13.7	—
Other	—	—	(0.6)
Effective income tax rate	(5.7)%	5.5%	(42.1)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004, and 2003 are presented below (in thousands).

	2004	2003
Deferred tax asset:
Reserve for losses	$13,959	13,564
Mark to market on loans held for sale	1,725	4,229
Other	1,539	962
Total gross deferred tax assets	17,223	18,755
Deferred tax liability:
Net deferred origination costs	(406)	(600)
Furniture and equipment depreciation	(937)	(693)
Total deferred tax liabilities	(1,343)	(1,293)
Total deferred tax asset, net	$15,880	17,462

Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, will be realized. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance, if any, is adjusted accordingly.

(10)   Common Stock

On November 14, 2003 Fieldstone Investment Corporation merged with Fieldstone Holdings Corp. in which the shareholders of Fieldstone Holdings Corp. received 565.38 shares of FIC common stock for each share of Fieldstone Holdings Corp. common stock. The transaction was treated as a reverse merger, with Fieldstone Investment Corporation as the surviving entity.

Additionally on November 14, 2003, FIC sold 40.6 million shares of $.01 par value common stock at a price of $13.95 per share (net of underwriter’s discount or placement agent’s fee) and 356,540 of $.01 par value common stock to FIC officers at $15.00 per share, in a private placement offering. FIC incurred approximately $3.4 million of legal, consulting and accounting costs in connection with the issuance of common stock. Simultaneously with the sale of the 41.0 million shares, FIC sold 400,000 shares to Friedman, Billings, Ramsey & Co., Inc. (FBR) at a price of $0.01 per share. The value of the shares sold to FBR was $15.00 per share, and the difference between the value of the shares sold and the price paid represented compensation to FBR for financial advisory services related to the capital raised in the private placement offering. $188.1 million of the proceeds was used to redeem 94.83% of the common stock outstanding of Fieldstone Holdings Corp., representing the total holdings on non-employee shareholders immediately prior to the offering. The per share redemption price was $13.22. The amount was determined based on a contractual redemption agreement among FIC, Fieldstone Holdings Corp. and the redeeming shareholders.

In connection with the private placement offering, FIC sold 5.7 million shares and 422,067 of over-allotment shares of $.01 par value common stock on November 18, 2003 and December 11, 2003, respectively. Total net proceeds for the over-allotment sales, after underwriter’s discount and associated costs, were $85.8 million.

As a result of the aforementioned transaction, certain change of control provisions included in the employee incentive and retention bonus plan adopted in July 2002 were triggered, and $16.2 million of expense was incurred and paid in the fourth quarter of 2003.

(11)   Earnings Per Share

Information relating to the calculations of earnings per share (EPS) of common stock for the years ended December 31, 2004, 2003, and 2002 is summarized as follows (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Basic earnings per share:
Net income	$65,564	47,832	21,747
Dividends on unvested restricted stock	(571)	—	—
Adjusted net income used in EPS computation	$64,993	47,832	21,747
Weighted average shares outstanding	48,328	19,289	15,090
Earnings per share	$1.34	2.48	1.44
Diluted earnings per share:
Net income	$65,564	47,832	21,747
Dividends on unvested restricted stock	(571)	—	—
Adjusted net income used in EPS computation	$64,993	47,832	21,747
Weighted average shares outstanding	48,328	19,289	15,090
Dilutive effect of options and restricted stock	43	76	—
Weighted average shares outstanding, diluted	48,371	19,365	15,090
Diluted earnings per share	$1.34	2.47	1.44

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the year ended December 31, 2004, 46,000 stock options, at a strike price of $19.25, and 396,250 shares of unvested restricted stock were excluded from the calculation of diluted earnings per share. These stock options and restricted stock would have an antidilutive effect on earnings per share. For the year ended December 31, 2003 no outstanding stock options or restricted stock were excluded from the calculation of diluted earnings per share. For the year ended December 31, 2002 the Company had no outstanding stock options or restricted stock.

(12)   Stock Options

Under the Company’s stock option plan approved by the board and shareholders in July 2003, options to purchase shares of common stock may be awarded to the Company’s employees, outside directors and consultants and to any other individual whose participation in the plan is determined to be in the best interests of the Company by the compensation committee of FIC’s Board of Directors. The exercise price of each stock option may not be less than 100% of the fair market value of the common stock on the date of grant. The exercise price of options granted to any 10% shareholder may not be less than 110% of the fair market value of our common stock on the date of grant. Stock options typically vest ratably over a four-year period with a term fixed by the compensation committee not to exceed 10 years from the date of grant.

The following table summarizes stock option activity for the years ended December 31, 2004 and 2003:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2003	—	—
Options granted	748,000	$15.00
Options exercised	—	—
Options expired or cancelled	—	—
Balance at December 31, 2003	748,000	15.00
Options granted	61,000	18.27
Options exercised	(14,400)	15.00
Options expired or cancelled	(33,000)	15.00
Balance at December 31, 2004	761,600	$15.26

The weighted average exercise price of the options vesting in 2004 and 2003 was $15.30 and $15.00, respectively. The weighted average exercise price of nonvested options as of December 31, 2004 and 2003 was $15.29 and $15.00, respectively. In accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to expense its stock-based compensation by applying the fair value method to stock based compensation using the Black-Scholes option pricing model. Total compensation expense relating to stock option issuance of $283.8 thousand and $215.7 thousand was recorded in salaries and employee benefits for the years ending December 31, 2004 and 2003, respectively.

The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model, and the assumptions used in their determination.

	December 31, 2004	December 31, 2003
Weighted average:
Fair value, at date of grant	$1.85	$1.82
Expected life in years	10	10
Annual risk-free interest rate	4.25%	4.25%
Expected volatility	40%	40%
Expected forfeitures	10%	10%
Expected dividend yield	10%	10%

The following table summarizes additional information relating to outstanding and exercisable stock options at December 31, 2004:

Options Outstanding	Remaining Contractual Life in Years	Exercise Price	Options Exercisable
700,600	8.9	$15.00	239,350
46,000	9.2	19.25	11,500
15,000	9.6	15.25	—
761,600			250,850

(13)   Restricted Stock

Pursuant to board and shareholder approval granted in July 2003, on November 14, 2003, the Company granted 510,000 shares of restricted stock to the Company’s non-employee directors, and senior managers, valued at $15.00 per share, with twenty-five percent of the shares to vest annually, beginning

December 31, 2004. On February 25, 2004, pursuant to board approval, the Company granted 20,000 shares of restricted stock to senior managers, valued at $19.25 per share, with twenty-five percent of the shares to vest annually, beginning December 31, 2004. On August 18, 2004, pursuant to board approval, the Company granted 10,000 shares of restricted stock to a newly appointed non-employee director, valued at $15.25 per share, with twenty-five percent of the shares to vest annually, beginning December 31, 2005. During the year ended December 31, 2004, 15,000 shares of restricted stock were forfeited and 9,384 shares of restricted stock were repurchased and cancelled. All of the awards are expensed on a straight-line method over the scheduled vesting period. The expected annual expense related to these grants in 2005 through 2007 is $1.8 million annually. Compensation expense related to the shares of restricted stock, which is included in the consolidated statements of operations, was $1.9 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively.

(14)   Commitments and Contingencies

(a)   Loan Commitments

At December 31, 2004 and 2003, the Company had origination commitments outstanding to fund approximately $422 million and $414 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan, comprised 96.9% and 99.5%, respectively, of the outstanding origination commitments. The Company had forward delivery commitments to sell approximately $0.4 billion and $1.1 billion of loans at December 31, 2004 and 2003, respectively, of which $63.1 million and $94.5 million, respectively, were mandatory sales of mortgage backed securities and investor whole loan trades. At December 31, 2004 and 2003, the Company had a commitment to sell $40 million and $325 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

(b)   Office Leases

The Company has entered into agreements to lease office space. The remaining future minimum lease payments under the noncancelable leases are (in thousands):

2005	$5,942
2006	4,857
2007	3,976
2008	2,776
2009	1,168
2010	211
Total	$18,930

Rent expense was $6.8 million, $4.8 million, and $3.5 million for the years ended December 31, 2004, 2003, and 2002, respectively, which included $0.3 million of expense for lease termination costs in the year ended December 31, 2004.

(c)   Leased Equipment

The Company has entered into agreements to lease office equipment. The minimum lease payments are as follows (in thousands):

2005	$430
2006	224
2007	75
2008	3
Total	$732

Equipment lease expense was $0.6 million, $0.7 million, and $0.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

(d)   Legal Matters

In 2004, one of the Company’s former shareholders filed an action alleging that the shareholders, whose shares were redeemed following the closing of the private placement offering for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. Presently, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the Company’s financial statements with respect to this claim. Regardless of the outcome, in the opinion of management, the final resolution of this dispute will not have a material effect on the Company’s business, financial condition or results of operations. If the Company is unsuccessful in defending this matter, the Company could be required to make a cash payment of approximately $19.0 million to the redeemed shareholders, the payment will be an increase in the redemption price of their shares, and accordingly, will be recorded as a reduction of paid in capital in the period in which the dispute is resolved, and will have no impact on the Company’s statements of operations. In addition, the Company could be required to pay interest or third-party costs associated with the litigation, which, if payable as part of a settlement, will be recorded to current period earnings.

(15)   Employee Benefit Plans

The Company maintains a 401(k) savings plan (the Plan) in which all eligible employees may participate after completing a period of service with the Company. The Company’s policy is to match a percentage of an employee’s contribution to the Plan. The Company may change the match percentage from time to time. The Company’s contributions to the Plan become vested after an employee completes a period of service with the Company. For the years ended December 31, 2004, 2003, and 2002 the Company contributed $1.9 million, $1.8 million, and $1.4 million, respectively.

The Company maintains a Section 125 cafeteria plan for medical and childcare expenses. All full time employees are eligible to participate in the cafeteria plan after completing a period of service with the Company.

Effective July 2002, the board approved the adoption of an employee incentive and retention bonus plan (the Incentive Plan) for eligible senior management (the Participants.) Under the Incentive Plan, the board of directors may, at its discretion, periodically establish an aggregate amount to be awarded to the Participants, to be paid at a defined date, subject to their continued employment over a defined period of time. The Company has recorded $1.3 million, $2.1 million, and $0.9 million of expense for the deferred compensation portion of these obligations under this Incentive Plan for the year ended December 31, 2004, 2003, and 2002, respectively, which arose primarily as a result of awards granted in 2002. In 2003, the Company paid $0.6 million of accrued bonus relating to the deferred compensation portion of the Plan to the retired chief executive officer and chairman and $16.2 million of expense relating to the change of control component of the Plan.

(16)   Disclosures of Fair Value of Financial Instruments

The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 2004 and 2003. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management’s evaluation of those factors change.

Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Company would realize in a market transaction. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

(a)   Cash and Restricted Cash

The carrying amount of cash and restricted cash represents its fair value.

(b)   Mortgage Loans Held for Sale, Net

The estimated fair value of mortgage loans held for sale was determined by investor commitment prices for those loans allocated to a specific commitment. The fair value of loans not allocated to a specific commitment was estimated using current market pricing for similar assets.

(c)   Mortgage Loans Held for Investment, Net

The estimated fair value for mortgage loans held for investment was determined by obtaining dealer quotes for a whole loan sales price for the portfolio loan product.

(d)   Accrued Interest Receivable and Interest Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value because these instruments are of short duration and do not present significant credit concerns.

(e)   Derivative Instruments

The estimated fair value of derivative instruments is estimated by discounting projected future cash flows at appropriate rates and by obtaining dealer quotes.

(f)   Warehouse Financing

The carrying amount of warehouse financing approximates their fair value due to their variable rate.

(g)   Securitization Financing

Securitization financing is secured by mortgage loans held for investment and is tied to one month LIBOR and accordingly, carrying value is considered a reasonable estimate of fair value.

The following table summarizes the carrying amount and estimated fair value of financial assets and financial liabilities as of December 31, 2004 and 2003 (in thousands).

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and restricted cash	$65,703	65,703	170,304	170,304
Mortgage loans held for sale	357,050	362,649	510,384	523,303
Mortgage loans held for investment, net	4,752,108	4,841,169	1,326,841	1,361,965
Accrued interest receivable	22,420	22,420	5,550	5,550
Derivative instruments	20,161	20,161	(1,323)	(1,323)
Financial liabilities:
Warehouse financing	710,002	710,002	987,588	987,588
Securitization financing	4,050,786	4,050,786	487,222	487,222
Accrued interest payable	3,083	3,083	1,414	1,414

(17)   Regulatory Requirements

FMC is subject to a number of minimum net worth requirements resulting from contractual agreements with secondary market investors and state-imposed regulatory mandates. The most stringent net worth requirement imposed upon FMC by the U.S. Department of Housing and Urban Development (HUD) in connection with Federal Housing Authority loans originated by FMC. The table below summarizes the HUD net worth requirements of FMC as of December 31, 2004 and 2003, respectively.

	2004	2003
HUD net worth requirement	$1,000	1,000
FMC shareholder’s equity as of December 31	75,073	68,939
Less: FMC non-acceptable assets	178	24,999
FMC adjusted net worth, as defined under contractual agreements with HUD	74,895	43,940
FMC excess net worth	$73,895	$42,940

(18) Unaudited Selected Quarterly Financial Data for the Years Ended December 31, 2004 and 2003

	Quarter Ended (in thousands, except per share data)
	2004				2003
	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Operating Data:
Revenues:
Interest income:
Loans held for investment	$76,321	60,141	42,408	27,590	12,930	4,819	—	—
Loans held for sale	6,280	6,445	6,139	6,452	11,524	11,845	12,338	13,411
Total interest income	82,601	66,586	48,547	34,042	24,454	16,664	12,338	13,411
Interest expense:
Loans held for investment	30,334	20,274	11,266	7,165	3,184	1,953	—	—
Loans held for sale	1,227	1,543	1,318	1,410	3,893	4,271	4,724	4,536
Subordinated debt	—	—	—	—	160	121	101	128
Total interest expense	31,561	21,817	12,584	8,575	7,237	6,345	4,825	4,664
Net interest income	51,040	44,769	35,963	25,467	17,217	10,319	7,513	8,747
Provision for loan losses—loans held for investment	6,678	5,921	6,778	2,179	2,027	51	—	—
Net interest income after provision for loan losses	44,362	38,848	29,185	23,288	15,190	10,268	7,513	8,747
Gains on sales of mortgage loans, net	10,791	14,238	12,950	14,168	21,822	27,782	34,135	34,143
Other income (expense)—portfolio derivatives	13,277	(15,032)	20,376	(9,832)	(3,398)	—	—	—
Fees and other income	816	1,067	988	843	881	878	705	724
Total revenues	69,246	39,121	63,499	28,467	34,495	38,928	42,353	43,614
Expenses:
Payroll and related expenses, net	19,498	20,690	20,665	21,062	33,846	18,693	16,817	14,871
General and administrative expenses	15,059	12,944	11,399	9,486	9,660	7,424	7,064	5,799
Total expenses	34,557	33,634	32,064	30,548	43,506	26,117	23,881	20,670
Income (loss) before taxes	34,689	5,487	31,435	(2,081)	(9,011)	12,811	18,472	22,944
Provision for income tax (expense) benefit	572	(1,536)	(1,312)	(1,690)	15,352	—	1,362	(14,098)
Net income (loss)	$35,261	3,951	30,123	(3,771)	6,341	12,811	19,834	8,846
Earnings (loss) per share of common stock:
Basic	$0.72	0.08	0.62	(0.08)	0.20	0.85	1.32	0.59
Diluted	$0.72	0.08	0.62	(0.08)	0.20	0.85	1.32	0.59

Schedule IV
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Mortgage Loans on Real Estate
December 31, 2004
(In thousands)
Mortgage Loans Held for Investment

Description	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total	Weighted Average Interest Rate
Original Loan Amount
$50,000 or less	698	$29,700	0.6%	8.2%
$50,001 to $100,000	4,592	352,114	7.4%	7.6%
$100,001 to $150,000	5,029	621,083	13.1%	7.3%
$150,001 to $200,000	4,020	698,201	14.8%	7.0%
$200,001 to $250,000	3,190	710,919	15.0%	6.7%
$250,001 to $300,000	2,590	707,383	14.9%	6.6%
$300,001 to $350,000	1,830	592,253	12.5%	6.5%
$350,001 to $400,000	1,401	526,520	11.1%	6.4%
$400,001 to $450,000	392	166,078	3.5%	6.6%
$450,001 to $500,000	440	210,742	4.5%	6.6%
$500,001 to $550,000	77	40,693	0.9%	6.6%
$550,001 to $600,000	80	46,059	1.0%	6.4%
$600,001 to $650,000	43	27,044	0.6%	6.5%
$650,001 or greater	9	6,274	0.1%	6.3%
Total	24,391	4,735,063	100.0%	6.8%
Plus: Net deferred loan origination (fees)/costs		39,693
Less: Allowance for loan losses		(22,648)
Total mortgage loans held for investment, net		$4,752,108
Interest Rate Ranges
6.0% or less	3,388	$905,837	19.1%
6.01% to 6.5%	4,643	1,115,763	23.6%
6.51% to 7.0%	5,707	1,174,672	24.8%
7.01% to 7.5%	3,811	656,989	13.9%
7.51% to 8.0%	3,574	519,756	11.0%
8.01% to 8.5%	1,575	191,792	4.0%
8.51% to 9.0%	1,092	121,133	2.6%
9.01% to 9.5%	330	30,043	0.6%
9.51% to 10.0%	185	14,601	0.3%
10.01% to 10.5%	82	4,314	0.1%
10.51% to 11.0%	4	163	0.0%
Total	24,391	4,735,063	100.0%
Plus: Net deferred loan origination (fees)/costs		39,693
Less: Allowance for loan losses		(22,648)
Total mortgage loans held for investment, net		$4,752,108
Geographic Location
CA	8,009	$2,239,224	47.3%
IL	2,160	354,402	7.5%
CO	1,757	325,802	6.9%
AZ	1,550	232,337	4.9%
TX	1,548	175,873	3.7%
FL	1,143	174,864	3.7%
MA	693	168,174	3.6%
WA	897	168,165	3.6%
MD	397	84,557	1.8%
Other	6,237	811,665	17.0%
Total	24,391	4,735,063	100.0%
Plus: Net deferred loan origination (fees)/costs		39,693
Less: Allowance for loan losses		(22,648)
Total mortgage loans held for investment, net		$4,752,108

NOTES:

(1)                Mortgage loans held for investment primarily consist of non-conforming, adjustable rate, first lien loans.

(2)                As of December 31, 2004, 99.9% of the mortgage loans held for investment will contractually mature during the years of 2033 through 2035.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Reconciliation of Mortgage Loans on Real Estate
Mortgage Loans Held for Investment
(In thousands)

Year Ended December 31, 2004
Principal balance at beginning of period	$1,319,123
Additions during period:
New mortgage loans	4,112,190
Deductions during period:
Collections of principal	690,037
Transfers to real estate owned	6,213
Principal balance at close of period	4,735,063
Plus: Net deferred loan origination (fees)/costs	39,693
Ending balance mortgage loans held for investment	4,774,756
Less: Allowance for loan losses	22,648
Ending balance mortgage loans held for investment, net	$4,752,108