Form 10-K/A
period 2004-12-31
FIELDSTONE INVESTMENT CORP
filed 2005-03-30
CIK 1271831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-50938

Fieldstone Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland		74-2874689
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

11000 Broken Land Parkway, Suite 600,
Columbia, MD	21044	410-772-7200
(Address of principal executive offices)	(Zip Code)	(Telephone No., including area code)

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

Number of shares of Common Stock outstanding at March 28, 2005: 48,835,876

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

EXPLANATORY NOTE TO AMENDMENT

Fieldstone Investment Corporation is filing this Form 10-K/A as Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 25, 2005 solely for the purpose of filing Exhibit 21.1, Subsidiaries of the Registrant, which was inadvertently omitted from the original filing of the Form 10-K.  Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes the entire text of Item 15.

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION (registrant)

Dated March 30, 2005	By:	/s/ Michael J. Sonnenfeld
Michael J. Sonnenfeld
President and Chief Executive Officer
(Principal Executive Officer)

Dated March 30, 2005	By:	/s/ Robert G. Partlow
Robert. G. Partlow
Senior Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement
3.2*	Bylaws
3.3*	Articles of Merger between Fieldstone Holdings Corp. and Fieldstone Investment Corporation
4.1*	Specimen Common Stock Certificate
4.2*	Registration Rights Agreement, dated as of November 14, 2003, by and between Fieldstone Investment Corporation and Friedman, Billings, Ramsey & Co., Inc.
10.1*†	Equity Incentive Plan
10.2*†	Executive Incentive Compensation Plan Parameters of Awards of Stock Options and Restricted Shares
10.3*†	Form of Incentive Stock Option Agreement
10.4*†	Form of Nonqualified Stock Option Agreement
10.5*†	Form of Restricted Stock Agreement
10.6(1)*†	Form of Senior Management Employment Agreement
10.6(2)*†	Senior Manager Incentive and Retention Bonus Plan
10.7*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Michael J. Sonnenfeld
10.8*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Walter P. Buczynski
10.9*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and John C. Camp
10.10*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Robert G. Partlow
10.11*†	Employment Agreement dated as of September 1, 2003 between Fieldstone Mortgage Company and Gary K. Uchino
10.12*†	Employment Letter Agreement, dated March 10, 2004, from Fieldstone Investment Corporation to John C. Kendall
10.13*†	Summary of Board of Directors’ Compensation
10.14(1)*	Revolving Credit and Security Agreement, dated March 13, 2001, by and between Countrywide Warehouse Lending and Fieldstone Mortgage Company
10.14(2)*	Amendment No. 1 to Revolving Credit and Security Agreement, dated November 10, 2003, among Countrywide Warehouse Lending, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.15*	4/04 Amended and Restated Senior Secured Credit Agreement, dated April 21, 2004, among Fieldstone Investment Corporation, Fieldstone Mortgage Company and JPMorgan Chase Bank
10.16(1)*	Credit Agreement, dated July 23, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(2)*	First Amendment to Credit Agreement, dated September 12, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(3)*	Second Amendment to Credit Agreement, dated November 10, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(4)*	Third Amendment to Credit Agreement, dated December 31, 2003, between Fieldstone Mortgage Company and Guaranty Bank
10.16(5)*	Fifth Amendment to Credit Agreement, dated June 30, 2004, between Fieldstone Mortgage Company and Guaranty Bank
10.16(6)*	Sixth Amendment to Credit Agreement, dated August 26, 2004, between Fieldstone Mortgage Company and Guaranty Bank
10.16(7)**	Seventh Amendment to Credit Agreement, dated March 10, 2005, between Fieldstone Mortgage Company and Guaranty Bank
10.17(1)*	Mortgage Loan Purchase and Sale Agreement, dated July 23, 2003, by and between Fieldstone

Mortgage Company and Guaranty Bank
10.17(2)*	First Amendment to Mortgage Loan Purchase and Sale Agreement, dated June 30, 2004, by and between Fieldstone Mortgage Company and Guaranty Bank
10.18(1)*	Amended and Restated Master Repurchase Agreement, dated April 5, 2004, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.18(2)*

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated July 8, 2004, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation

10.18(3)**

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

10.20*	Master Repurchase Agreement, dated as of November 12, 2004 among Merrill Lynch Bank USA, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.21*	Purchase/Placement Agreement, dated as of November 10, 2003, between Friedman, Billings, Ramsey & Co., Inc., Fieldstone Investment Corporation and Fieldstone Mortgage Company
10.22*	Voting Agreement, dated as of October 28, 2004, by and among Fieldstone Investment Corporation and Friedman, Billings, Ramsey Group, Inc.
10.23*	Amended and Restated Engagement Letter between Friedman, Billings, Ramsey & Co., Inc. and Fieldstone Investment Corporation, dated October 28, 2004
14.1*	Code of Business Conduct and Ethics
21.1+	List of Subsidiaries
24.1**	Power of Attorney of Thomas D. Eckert
24.2**	Power of Attorney of David S. Engelman
24.3**	Power of Attorney of Celia V. Martin
24.4**	Power of Attorney of Jonathan E. Michael
24.5**	Power of Attorney of David A. Schoenholz
24.6**	Power of Attorney of Jeffrey R. Springer
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Charter of the Audit Committee of the Board of Directors
99.2*	Charter of the Compensation Committee of the Board of Directors
99.3*	Charter of the Nominating and Governance Committee of the Board of Directors

+                    Filed herewith.

*                    Incorporated by reference to the registrant’s registration statement on Form S-11, File No. 333-114802.

**             Filed as an exhibit to the registrant’s Form 10-K filed on March 25, 2005.

†                     Denotes a management contract or compensatory plan.