Form 10-Q
period 2005-03-31
FIELDSTONE INVESTMENT CORP
filed 2005-05-16
CIK 1271831

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50938

Fieldstone Investment Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	74-2874689 (I.R.S. Employer Identification No.)
11000 Broken Land Parkway, Suite 600, Columbia, MD (Address of principal executive offices)	21044 (Zip Code)
(410) 772-7200 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes    ☒ No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 12, 2005, the issuer had 48,835,876 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition

March 31, 2005 and December 31, 2004

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash	$34,810	61,681
Restricted cash	5,947	4,022
Mortgage loans held for sale, net	272,450	357,050
Mortgage loans held for investment	5,132,289	4,774,756
Allowance for loan losses—loans held for investment	(26,379)	(22,648)

Mortgage loans held for investment, net	5,105,910	4,752,108

Accounts receivable	11,254	9,326
Accrued interest receivable	23,234	22,420
Trustee receivable	99,167	91,082
Prepaid expenses and other assets	22,368	20,172
Derivative assets, net	41,371	20,161
Deferred tax asset, net	15,884	15,880
Furniture and equipment, net	9,433	9,815

Total assets	$5,641,828	5,363,717

Liabilities and Shareholders' Equity
Warehouse financing—loans held for sale	$174,081	188,496
Warehouse financing—loans held for investment	421,687	521,506
Securitization financing	4,422,465	4,050,786
Reserve for losses—loans sold	35,099	33,302
Dividends payable	—	21,501
Accounts payable and accrued expenses	19,880	21,788

Total liabilities	5,073,212	4,837,379

Commitments and contingencies	—	—
Shareholders' equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 48,835,876 and 48,855,876 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	488	489
Paid-in capital	496,534	497,147
Accumulated earnings	76,791	34,687
Unearned compensation	(5,197)	(5,985)

Total shareholders' equity	568,616	526,338

Total liabilities and shareholders' equity	$5,641,828	5,363,717

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004

(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Interest income:
Loans held for investment	$82,836	27,590
Loans held for sale	5,372	6,452

Total interest income	88,208	34,042

Interest expense:
Loans held for investment	38,608	7,165
Loans held for sale	1,413	1,410

Total interest expense	40,021	8,575

Net interest income	48,187	25,467
Provision for loan losses—loans held for investment	4,494	2,179

Net interest income after provision for loan losses	43,693	23,288
Gains on sales of mortgage loans, net	9,669	14,168
Other income (expense)—portfolio derivatives	20,342	(9,832)
Fees and other income	393	843

Total revenues	74,097	28,467

Expenses:
Salaries and employee benefits	19,742	21,062
Occupancy	1,795	1,497
Depreciation and amortization	795	519
Servicing fees	2,604	654
General and administrative	7,998	6,816

Total expenses	32,934	30,548

Income (loss) before income taxes	41,163	(2,081)
Provision for income tax (expense) benefit	941	(1,690)

Net income (loss)	$42,104	(3,771)

Earnings (loss) per share of common stock:
Basic	$0.87	(0.08)
Diluted	$0.87	(0.08)
Basic weighted average common shares outstanding	48,461,987	48,325,860
Diluted weighted average common shares outstanding	48,519,518	48,325,860

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(Unaudited; in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$42,104	(3,771)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	519
Amortization of deferred origination costs—loans held for investment	5,504	1,413
Amortization of securitization issuance costs	1,998	366
Amortization of bond discount	63	108
Provision for losses—loans sold	2,538	4,103
Provision for loan losses—loans held for investment	4,494	2,179
Increase in restricted cash	(1,925)	(411)
Increase in accounts receivable	(1,928)	(8,920)
Increase in accrued interest receivable	(814)	(4,554)
Increase in receivable due from trustee	(8,085)	(7,132)
Funding of mortgage loans held for sale	(724,655)	(760,129)
Proceeds from sales of mortgage loans held for sale	808,351	946,915
Increase in prepaid expenses and other assets	(2,386)	(2,551)
Increase in deferred tax asset, net	(4)	(1,011)
(Increase) decrease in derivative assets, net	(21,210)	523
Increase (decrease) in accounts payable and accrued expenses	(1,908)	1,726
Stock compensation expense	522	593

Net cash provided by operating activities	103,454	169,966

Cash flows from investing activities:
Funding of mortgage loans held for investment	(737,568)	(841,740)
Payments of mortgage loans held for investment	370,031	36,354
Purchase of furniture and equipment, net	(413)	(2,541)
Proceeds from sale of real estate owned	2,092	782

Net cash used in investing activities	(365,858)	(807,145)

Cash flows from financing activities:
Costs relating to the issuance of common stock	(386)	—
Proceeds from warehouse financing—loans held for sale	564,822	789,058
Repayment of warehouse financing—loans held for sale	(579,237)	(1,004,614)
Proceeds from warehouse financing—loans held for investment	607,867	945,818
Repayment of warehouse financing—loans held for investment	(707,686)	(831,955)
Proceeds from securitization financing	728,625	652,944
Repayment of securitization financing	(357,009)	(25,809)
Dividends paid	(21,501)	—
Proceeds from exercise of stock options	38	—

Net cash provided by financing activities	235,533	525,442

Net decrease in cash	(26,871)	(111,737)
Cash at the beginning of the period	61,681	158,254

Cash at the end of the period	$34,810	46,517

Supplemental disclosures:
Cash paid for interest	$38,970	10,732
Cash paid (received) for taxes	(115)	2,336
Noncash investing and financing activities:
Transfer from mortgage loans held for sale to real estate owned	204	58
Transfer from mortgage loans held for investment to real estate owned	4,642	—

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Unaudited)

(1)   Organization

  (a) Organization

        Fieldstone Mortgage Company (FMC) was incorporated in the State of Maryland on April 27, 1995 under the name Fieldstone Management Company. Fieldstone Investment Corporation (FIC) was incorporated in the State of Maryland on August 20, 2003, as a wholly owned subsidiary of Fieldstone Holdings Corp. (FHC). FHC was incorporated in the State of Delaware in February 1998 as a C Corporation. In July 1998, FHC purchased 100% of the shares of FMC. Prior to 2003, FHC operated as a taxable C corporation. Effective January 1, 2003, FHC elected to be taxed as an S Corporation.

        In November 2003, FHC merged with and into FIC, with FIC as the surviving entity, in a transaction that was accounted for as a merger of entities under common control whereby the historical cost basis of the assets and liabilities was retained. Effective with the merger in November 2003, FIC elected to be taxed as a Real Estate Investment Trust (REIT), and FMC, its wholly owned subsidiary, elected to be taxed as a Taxable REIT Subsidiary (TRS).

        On February 3, 2004, FIC formed two wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp. (FMOC) and Fieldstone Servicing Corp. (FSC), as Maryland corporations, which are treated as qualified REIT subsidiaries. FMOC holds securities and ownership interests in owner trusts and other financing vehicles, including securities issued by FIC or on FIC's behalf. FMOC holds the residual interest in FIC's securitized pools of mortgage loans, as well as any derivatives designated as economic interest rate hedges related to securitized debt. FSC holds the rights to direct the servicing of the mortgage loans held for investment.

        FMC originates, purchases, and sells, non-conforming and conforming residential mortgage loans and engages in other activities related to mortgage banking. FMC originates mortgage loans through wholesale and retail business channels through its network of over 4,700 independent mortgage brokers and its branch offices located in 26 states throughout the country.

        The accompanying unaudited consolidated financial statements include the accounts of Fieldstone Investment Corporation and its subsidiaries (together, the Company) and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior period's unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or the fiscal year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

  (b) Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts on the consolidated statements of operations most affected by the use of estimates are the reserve for losses—loans sold (which is a component of gains on sales of mortgage loans, net), provision for loan losses—loans held for investment, derivative valuations (which are a component of other income(expense)—portfolio derivatives), stock-based compensation (which is a component of salaries and employee benefits) and deferred origination and issuance costs, which are components of net interest income after provision for loan losses.

(2) Mortgage Loans Held for Sale and Reserve for Losses—Loans Sold

        Mortgage loans that the Company acquires or originates with the intent to sell in the foreseeable future are initially recorded at cost including any premium paid or discount received, adjusted for the fair value change during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried on the Company's books at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005	December 31, 2004
Mortgage loans held for sale	$272,368	356,408
Net deferred origination costs	730	1,031
Premium, net of discount	1,408	1,505
Allowance for lower of cost or market value	(2,056)	(1,894)

Total	$272,450	357,050

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

        The reserve for losses—loans sold is summarized as follows for the three months ended March 31, 2004 and 2005 (in thousands):

Balance at December 31, 2003	$31,965
Provision	4,103
Realized losses	(2,340)
Recoveries	829

Balance at March 31, 2004	$34,557

Balance at December 31, 2004	$33,302
Provision	2,538
Realized losses	(770)
Recoveries	29

Balance at March 31, 2005	$35,099

        Historically, the Company has experienced substantially all of its losses on loans sold during the first three years following the sale. The reserve for losses—loans sold as of March 31, 2005 and 2004 primarily relate to loan sales, which approximated $13.4 billion during the period of April 1, 2002 through March 31, 2005 and $12.5 billion during the period April 1, 2001 through March 31, 2004, respectively.

(3) Mortgage Loans Held for Investment and Allowance for Loan Losses

        The Company originates fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans are initially recorded at cost including any premium or discount. These mortgage loans are financed with warehouse debt until they are pledged as collateral for securitization financing. The Company is exposed to risk of loss from its mortgage loan portfolio and establishes an allowance for loan losses taking into account a variety of criteria, including the contractual delinquency status, market delinquency roll rates and market historical loss severities. The adequacy of this allowance for loan loss is reviewed on a quarterly basis and adjusted, as necessary, based on this review.

        The following is a detail of the mortgage loans held for investment, net as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Mortgage loans held for investment—securitized	$4,539,133	4,156,790
Mortgage loans held for investment—warehouse financed	552,197	578,273
Net deferred origination fees and costs	40,959	39,693

Mortgage loans held for investment	5,132,289	4,774,756
Allowance for loan losses—loans held for investment	(26,379)	(22,648)

Mortgage loans held for investment, net	$5,105,910	4,752,108

        The allowance for loan losses—loans held for investment is summarized as follows for the three months ended March 31, 2004 and 2005 (in thousands):

Balance at December 31, 2003	$2,078
Provision	2,179
Charge-offs	—
Recoveries	—

Balance at March 31, 2004	$4,257

Balance at December 31, 2004	$22,648
Provision	4,494
Charge-offs	(827)
Recoveries	64

Balance at March 31, 2005	$26,379

        Mortgage loans held for investment, which were on non-accrual status for interest income recognition due to delinquencies greater than 90 days, were $61.7 million and $40.6 million as of March 31, 2005 and December 31, 2004, respectively.

(4)   Warehouse Financing, Loans Held for Sale and Loans Held for Investment

        At March 31, 2005 and December 31, 2004, the Company had a total of $1.9 billion of warehouse lines of credit and repurchase facilities with six financial entities. Committed facilities comprised $1.85 billion of the total funds available, with uncommitted facilities totaling $50.0 million. The facilities are accounted for as short-term liabilities, secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

        Warehouse lines of credit and repurchase facilities consist of the following at March 31, 2005 and December 31, 2004 (dollars in millions):

Agreements as of March 31, 2005			Amount Outstanding as of
Lender	Amount Available	Maturity Date	March 31, 2005	December 31, 2004
Countrywide Warehouse Lending	$100.0	April 2005	$0.6	21.5
Credit Suisse First Boston Mortgage Capital	500.0	February 2006	262.8	291.1
Guaranty Bank Warehouse Facility	50.0	June 2005	26.3	25.6
Guaranty Bank Purchase Facility	50.0	Uncommitted	—	—
JP Morgan Chase Bank	200.0	April 2005	60.8	77.3
Lehman Brothers Bank	500.0	December 2005	176.0	228.0
Merrill Lynch Bank USA	500.0	November 2005	69.3	66.5

Total	$1,900.0		$595.8	710.0

        The interest rates are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees. A summary of coupon interest expense and facility fees, included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the warehouse lines of credit and repurchase facilities for the three months ended March 31, 2005 and 2004 is as follows
(in thousands):

	Three Months Ended March 31,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense.	$5,483	3.3%	$3,718	1.9%
Facilities fees	833	0.5%	919	0.5%

Total	$6,316	3.8%	$4,637	2.4%

        The warehouse lines and repurchase facilities generally have a term of 364 days or less. Management expects to renew these lines of credit prior to their respective maturity dates. The Countrywide Warehouse Lending facility has been extended to May 31, 2005. The JP Morgan Chase Bank facility has been renewed until April 2006 and the maximum committed amount available under the facility has been reduced to $150 million. The credit facilities are secured by substantially all of our unsecuritized mortgage loans and contain customary financial and operating covenants that require us to maintain specified levels of liquidity and net worth, restrict indebtedness and investments and require compliance with applicable laws. The Company was in compliance with all of these covenants at March 31, 2005 and December 31, 2004, respectively.

(5) Securitization Financing

        During the three months ended March 31, 2005, the Company issued $0.7 billion of additional mortgage-backed bonds through securitization trusts to finance the Company's portfolio of loans held for investment. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average life of the bonds is approximately 23 months, and is based on assumptions made by management. The actual period from inception to maturity may differ from expectations. The bonds are repaid from the cash flows received from the mortgage loans pledged to the trust.

        The following is a summary of the securitization series issued during the three months ended March 31, 2005 (dollars in millions):

FMIT 2005-1
Bonds issued	$729
Loans pledged	$750
Deferred bond issuance costs	$2.7
Financing costs—LIBOR plus	0.12-2.00%

        The average securitization financing outstanding was $4.2 billion and $2.3 billion for the three months ended March 31, 2005 and the fiscal year ended December 31, 2004, respectively. The unamortized bond issuance costs at March 31, 2005 and December 31, 2004 were $13.1 million and $12.5 million, respectively.

        A summary of interest expense, amortization of deferred issuance costs and original issue discount, and the weighted average cost of funds of the securitization financing for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$31,644	3.0%	$3,464	1.6%
Amortization of deferred costs	1,998	0.2%	366	0.2%
Amortization of bond discount	63	0.0%	108	0.1%

Total interest expense—securitization financing	$33,705	3.2%	$3,938	1.9%

        The following is a summary of the outstanding securitization bond financing by series as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
FMIT Series 2005-1	$722,798	—
FMIT Series 2004-5	830,875	861,403
FMIT Series 2004-4	770,988	816,527
FMIT Series 2004-3	812,712	879,659
FMIT Series 2004-2	595,142	692,854
FMIT Series 2004-1	410,980	484,025
FMIC Series 2003-1	279,406	316,817

	4,422,901	4,051,285
Unamortized bond discount	(436)	(499)

Total securitization financing	$4,422,465	4,050,786

        The current carrying amount of the mortgage loans pledged to the securitization trusts was $4.5 billion and $4.2 billion as of March 31, 2005 and December 31, 2004, respectively.

(6) Segment Information

        The information presented below with respect to the Company's reportable segments is consistent with the content of the business segment data provided to the Company's management. This segment data uses a combination of business lines and channels to assess consolidated results. The Company has six reportable segments, which include four production segments, Non-Conforming Wholesale, Non-Conforming Retail, Conforming Wholesale, Conforming Retail, and two operating segments which include Investment Portfolio, and Corporate.

        The Company originates loans through two channels: a non-conforming channel and a conforming channel, each of which operates both wholesale and retail divisions. The Investment Portfolio segment primarily includes the net interest income earned by the loans held for investment. In addition, the Company has a Corporate segment that includes the timing and other differences between actual revenues and costs and amounts allocated to the production segments. The Corporate segment also includes the effects of the deferral and capitalization of net origination costs as required by FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Financial information by segment is evaluated regularly by management and used in decision-making relating to the allocation of resources and the assessment of company performance. The Company manages the business on a pre-tax basis and therefore all income tax expense or benefit is allocated to the Corporate segment. For the purposes of segment information provided in the tables below, certain fees, origination costs, and other expenses recorded as a component of gains on sale of mortgage loans, net, have been reflected in total revenues or total expenses consistent with intercompany allocations reported to the Company's management. Also, gain on sale revenue is recognized at the time of funding by the production segments as if all loans will be sold, and adjusted in the corporate segment to reflect the actual gain on sale recognizable for GAAP revenue reporting on the loans that are sold. In addition, net interest income is recognized on origination volume by the production segments and adjusted in the Corporate segment for the actual net interest income earned. The Corporate segment includes reconciling amounts necessary for the segment totals to agree to the consolidated financial statements.

        The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, net, trustee receivable, derivative assets, net and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
Non-Conforming—wholesale	$113,101	228,653
Non-Conforming—retail	26,363	27,014
Conforming—wholesale	103,965	77,691
Conforming—retail	37,975	27,104
Investment Portfolio	5,246,058	4,863,544
Corporate	114,366	139,711

Total	$5,641,828	5,363,717

        Operating results by business segment for the three months ending March 31, 2005 are as follows (in thousands):

	Non-Conforming		Conforming
					Investment Portfolio
	Wholesale	Retail	Wholesale	Retail		Corporate	Consolidation
Revenues:
Interest income	$6,018	809	1,077	348	82,836	(2,880)	88,208
Interest expense	3,075	389	865	254	38,608	(3,170)	40,021

Net interest income	2,943	420	212	94	44,228	290	48,187
Provision for loan losses—loans held for investment	—	—	—	—	(4,494)	—	(4,494)
Gains on sales of mortgage loans, net	21,983	6,380	1,401	1,916	—	(22,011)	9,669
Other income (expense)—portfolio derivatives	—	—	—	—	20,342	—	20,342
Fee and other income	—	187	—	355	(201)	52	393

Total revenues	24,926	6,987	1,613	2,365	59,875	(21,669)	74,097
Total expenses	21,149	8,421	2,302	3,349	2,985	(5,272)	32,934

Income (loss) before income taxes	3,777	(1,434)	(689)	(984)	56,890	(16,397)	41,163
Provision for income tax (expense) benefit	N/A	N/A	N/A	N/A	N/A	941	941

Net income (loss)	$3,777	(1,434)	(689)	(984)	56,890	(15,456)	42,104

        Operating results by business segment for the three months ending March 31, 2004 are as follows (in thousands):

	Non-Conforming		Conforming
					Investment Portfolio
	Wholesale	Retail	Wholesale	Retail		Corporate	Consolidation
Revenues:
Interest income	$4,431	714	881	426	27,590	—	34,042
Interest expense	877	136	272	124	7,166	—	8,575

Net interest income	3,554	578	609	302	20,424	—	25,467
Provision for loan losses—loans held for investment	—	—	—	—	(2,179)	—	(2,179)
Gains on sales of mortgage loans, net	28,603	9,870	1,403	3,171	—	(28,879)	14,168
Other income (expense)—portfolio derivatives	—	—	—	—	(9,832)	—	(9,832)
Fee and other income	—	178	—	447	—	218	843

Total revenues	32,157	10,626	2,012	3,920	8,413	(28,661)	28,467
Total expenses	23,982	10,028	2,551	3,596	663	(10,272)	30,548

Income (loss) before income taxes	8,175	598	(539)	324	7,750	(18,389)	(2,081)
Provision for income tax (expense) benefit	N/A	N/A	N/A	N/A	N/A	(1,690)	(1,690)

Net income (loss)	$8,175	598	(539)	324	7,750	(20,079)	(3,771)

(7) Earnings Per Share

        Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended March 31, 2005 and 2004 is summarized as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Basic earnings (loss) per share:
Net income (loss)	$42,104	(3,771)
Weighted average shares outstanding	48,461,987	48,325,860
Earnings (loss) per share	$0.87	(0.08)
Diluted earnings (loss) per share:
Net income (loss)	$42,104	(3,771)
Weighted average shares outstanding	48,461,987	48,325,860
Dilutive effect of options and restricted stock	57,531	—

Weighted average shares outstanding, diluted	48,519,518	48,325,860
Diluted earnings (loss) per share	$0.87	(0.08)

        Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three months ended March 31, 2005, 46,000 stock options, each at a strike price of $19.25, were excluded from the calculation of diluted earnings per share. These stock options would have an antidilutive effect on earnings per share. For the three months ended March 31, 2004, all outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share.

(8) Commitments and Contingencies

  (a) Loan Commitments

        At March 31, 2005 and December 31, 2004, the Company had origination commitments outstanding to fund approximately $542 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan comprised 95.5% and 96.9%, respectively, of the outstanding origination commitments. The Company had forward delivery commitments to sell approximately $0.9 billion and $0.4 billion of loans at March 31, 2005 and December 31, 2004, respectively, of which $78.2 million and $63.1 million, respectively, were mandatory sales of mortgage backed securities and investor whole loan trades. At March 31, 2005 and December 31, 2004, the Company had a commitment to sell $110 million and $40 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

  (b) Legal Matters

        In 2004, former shareholders of the Company whose shares were redeemed for approximately $188.1 million following the closing of the private placement offering in November 2003, filed an action alleging that they are entitled to an additional post-closing redemption price payment of approximately $19.0 million. Presently, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the Company's financial statements with respect to this claim. Regardless of the outcome, in the opinion of management, the final resolution of this dispute will not have a material effect on the Company's business, financial condition or results of operations. If the Company is unsuccessful in defending this matter, the Company could be required to make a cash payment of approximately $19.0 million to the former shareholders. Any such payment would be accounted for as an increase in the redemption price of the shares, and accordingly, will be recorded as a reduction of paid in capital in the period in which the dispute is resolved, and will have no impact on the Company's statements of operations. In addition, the Company could be required to pay interest or third-party costs associated with the litigation, which, if payable as part of a settlement, will be recorded to current period earnings.

(9) Subsequent Event

        On April 21, 2005, the Company agreed to sell approximately $550 million of loans that were classified as held for investment on March 31, 2005. These loans did not meet the Company's new target return requirement for loans that would be retained for the investment portfolio and, accordingly, were transferred and classified as held for sale in April 2005. These loans were included as part of a $1.0 billion pool that also included loans held for sale at March 31, 2005 and additional loans originated in April 2005. The Company has agreed to sell this pool at a price of 103.50% of par. The sale is scheduled to settle in the second half of May 2005.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31, 2004 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (SEC) on March 24, 2005.

Safe Harbor for Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Any written or oral statement, made by or on our behalf, using words such as "believes," "expects," "intends," "estimates," "projects," "predicts," "assumes," "anticipates," "plans," "seeks," and comparable terms, is a forward-looking statement. Forward-looking statements are not statements of historical fact, but rather are based on our views and assumptions regarding future events and performance, taking into account all information currently available to us. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, may be forward-looking statements.

        All forward-looking statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, known and unknown, that could cause our actual results to differ materially from the expected results expressed by the forward-looking statements. We believe that the factors that may affect future performance and the accuracy of forward-looking statements contained in this Form 10-Q include, but are not limited to, the following:

  •
  our limited operating history with building and managing an investment portfolio, which limits your ability to evaluate a key component of our business strategy and our growth prospects and increases your investment risk;

  •
  our ability to estimate future loan performance on our loans held for investment;

  •
  the availability, terms and deployment of capital;

  •
  the success of our portfolio-based model of securitizations, which is subject to the effects of interest rate fluctuations, margin calls and credit enhancement levels;

  •
  our ability to execute successfully a hedging strategy to mitigate our risks associated with changes in interest rates;

  •
  our ability to qualify or remain qualified as a REIT in any taxable year;

  •
  general volatility of the capital markets;

  •
  the degree and nature of our competition;

  •
  changes in government regulations that affect our ability to originate and securitize mortgage loans; and

  •
  certain other factors set forth in our filings, from time to time, with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

These factors are illustrative, but by no means exhaustive. All forward-looking statements should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q, which speak only as of the date it is filed with the

SEC. We undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Executive Overview

        We are a mortgage REIT that invests in non-conforming loans originated by our wholly owned subsidiary, Fieldstone Mortgage Company (Fieldstone Mortgage), which are financed with mortgage-backed securities. Fieldstone Mortgage originates loans through both wholesale and retail origination channels. Through Fieldstone Mortgage, we originate, service and sell both non-conforming and conforming single family residential mortgage loans.

        Currently, our primary sources of income are the net interest income on our loans, both held for investment and held for sale, and the gains on sales of mortgage loans held for sale sold servicing-released. Our current strategy is to retain a certain portion of our non-conforming loans in our REIT investment portfolio, to finance our portfolio of loans with mortgage-backed securities collateralized by those loans, and to continue to sell our conforming loans and the remainder of our non-conforming loans. The non-conforming loans that we retain meet certain cash flow, credit and return requirements.

        Our portfolio of loans held for investment increased to $5.1 billion at March 31, 2005, a 7.4% increase from December 31, 2004. At March 31, 2005, our financing debt on the loans held in our portfolio was 8.5 times our equity. Based on the current size of our portfolio and management's estimates and assumptions regarding expected future origination levels and market factors, we have increased our target debt to equity ratio on our portfolio from 11 times our equity to 13 times our equity. We intend to continue to grow our portfolio by retaining the majority of our non-conforming fundings; however, the percentage of loans we retain for the portfolio in any given period is likely to vary based upon the size of the portfolio we hold, prepayments in the prior periods and the availability of loans which meet our cash flow, credit and return criteria.

        During the first quarter of 2005, our net income was $42.1 million. Our earnings in the first quarter of 2005 benefited from increased net interest income on our growing portfolio of loans held for investment, an increase in the non-cash mark to market gain on our interest rate swap and cap agreements and lower total expenses due to decreased origination activity. These benefits were offset partially by lower sales volumes and decreased sale margins due, in part, to a rising interest rate environment and higher sales of second lien mortgages, which generally provide lower sale premiums.

        We use interest rate swaps and caps to economically hedge the financing costs on our two and three year hybrid mortgage loans held for investment. Because these derivatives are not designated as cash flow hedges under Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair market value of the swaps and caps are recorded to current period earnings and reported in our consolidated statement of operations in "Other income (expense)—portfolio derivatives." We cannot predict the magnitude by which these changes in the fair market value of our swaps and cap could cause our total revenue and net income to increase or decrease significantly during periods of interest rate volatility.

Key Components of Financial Results of Operations

Revenues

        The principle factors that affect our revenues are interest rate volatility, origination volumes, prepayment rates of our mortgage loans held for investment, credit losses on our investment portfolio and sale margins on our loans held for sale. Rising interest rates may result in an increase in the mortgage rates we charge on our loan originations, but also will increase our costs of borrowing to finance the loans. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two years of the loan, but increase prepayments at or near the reset date of the loan, when the coupon resets to a margin over six-month LIBOR. In addition, rising interest rates will generally increase the fair value on the swaps and caps economically hedging our portfolio financing costs.

Expenses

        The principle factors which lead to changes in our expenses are funding volumes, the number of origination offices we operate, our staffing required to support our origination business, the balance of our investment portfolio incurring third-party servicing fee expenses and the corporate overhead required to support a publicly traded company. As loan volumes increase, we generally would expect salaries, benefits and variable operating expenses, net of deferred direct origination costs, which include commissions, to increase. We also expect expenses to increase in 2005 due to costs related to enhanced portfolio analytic tools, higher audit and legal fees, and increased amortization expense as our new loan origination software becomes fully operational.

Critical Accounting Policies

        We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on the judgment of our management, with financial reporting results relying on estimates and assumptions about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. While we believe that the estimates and assumptions management utilizes in preparing our financial statements are reasonable, such estimates and assumptions routinely require periodic adjustment. Actual results could differ from our estimates, and these differences could be significant.

  Securitizations

        We must comply with the provisions of Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement No. 140) and Financial Interpretation Number 46R, "Consolidation of Variable Interest Entities," (FIN 46R) relating to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We account for our securitizations of mortgage loans as secured financing transactions, and accordingly, we hold the securitized mortgage loans for investment. The loans are sold to a trust which is a wholly-owned special purpose entity; however, the securitizations do not meet the qualifying special purpose entity criteria of Statement No. 140.

  Allowance for Loan Losses—Loans Held for Investment

        Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan losses, which is based on our estimates of the losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimates required and potential for imprecision. Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed. Because we have limited historical loss data on our past originations, all of which were sold servicing-released, we currently utilize industry loss assumptions for loans similar in credit, loan size and product type. These assumptions result in an estimate that approximately 24% of loans that are delinquent 30+ days ultimately will default and experience an average principal balance loss of 35%. These underlying assumptions and estimates are continually evaluated and updated to reflect management's current assessment of the value of the underlying collateral and other relevant factors impacting portfolio credit quality and inherent losses. Provision for losses is charged to our consolidated statements of operations as a reduction in net interest income. Losses incurred on mortgage loans held for investment are charged to the allowance at the time of liquidation or at the time the loan is transferred to real estate owned.

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

  Amortization of Deferred Loan Origination Costs and Deferred Debt Issuance Costs

        Interest income on our mortgage loan portfolio is a combination of the accrual of interest based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination costs related to originations in our investment portfolio, in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (Statement No. 91). Our net deferred origination costs consist primarily of premiums, discounts and other net capitalized fees or costs associated with originating our mortgage loans. For our loans held for investment, these net deferred costs are amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Because we hold a large number of similar loans for which prepayments are probable and for which we can reasonably estimate the timing of such prepayments, we currently factor in prepayment estimates in determining periodic amortization based on a model that considers actual prepayment experience to-date as well as forecasted prepayments based on the contractual interest rate on the loans, loan age, loan type, prepayment fee coverage and a variety of other factors. Mortgage prepayments are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that actual company experience as well as industry data are supportive of prepayment assumptions used in our model. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the origination of the loans and result in adjustments to the current period amortization recorded to interest income.

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

        We have sought to minimize the effects caused by faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two years after origination of a loan. As of March 31, 2005 and December 31, 2004, approximately 87% of our mortgage loan portfolio had active prepayment fee features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2005 and 2006 due to the high concentration of two to three year hybrid loans we originated during 2003 and 2004. The constant prepayment rate, or CPR, currently used to project cash flows is based upon historical industry speeds for similar loan product and actual history to date. The forward-looking expected CPR used in our current assumptions averages 28 CPR during the first 12 months, averages 46 CPR through month 24 and declines to an average 42 CPR thereafter. If prepayment speeds increase, our net interest margin would decrease due to the additional yield adjustment amortization, which may be partially offset by an increase in prepayment fee income.

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

        The interest rate locks for conforming loans and the mandatory forward sales, which are typically used to hedge the interest rate risk associated with these locks, are undesignated derivatives and are marked to market through earnings. For interest rate lock commitments related to conforming loans, mark to market adjustments are recorded from inception of the interest rate lock through the date the underlying loan funds. The funded loans have not been designated by us as a qualifying hedged asset in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). We record the funded loans on the consolidated statements of condition at the lower of cost or market value. The mandatory forward sales, which generally serve as an effective economic hedge from the inception of the interest rate lock through the time of the sale of the loans, remain subject to mark to market adjustments beyond the time the loan funds, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment.

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

        We hedge the effect of interest rate changes on our cash flows relative to our loans held for investment as a result of changes in the benchmark interest rate, in this case, LIBOR, on which our interest payments on warehouse financing and securitization financing are based. These derivatives are not classified as cash flow hedges under Statement 133. We enter into interest rate swap agreements to hedge the financing on mortgage loans held for investment. The change in fair value of the derivative during the hedge period is reported as a component of "Other income (expense)—portfolio derivatives." The periodic net cash settlements and any gain or loss on terminated swaps are also reported as a component of "Other income (expense)—portfolio derivatives." We also entered into an interest rate cap agreement to hedge interest rate changes relative to our first securitization in the fourth quarter of 2003. The cap was not designated as a cash flow hedge instrument, and as such, realized and unrealized changes in its fair value are recognized in current period earnings during the period in which the changes occur.

        Changes in interest rates during a reporting period will affect the mark to market valuations on our undesignated derivatives. Increases in short-term interest rates will result in a non-cash credit being recognized for income reporting, while decreases in short-term rates will result in a non-cash charge to earnings.

  Stock-Based Compensation

        We adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123). Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award's vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of our common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black Scholes option pricing model. Due to the subjective nature and estimates required under Statement No. 123, we consider this a critical accounting policy.

  Reserve for Losses—Loans Sold

        We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the initial payments following the sale of the loan. The reserve, which is recorded as a liability on our consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We use an internally developed analysis of incurred historical losses, stratified by type of loss, by type of loan and by year of sale to forecast future losses on current sales. This analysis takes into consideration historical information regarding frequency and severity of losses, organized by loan product and year of sale. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and rate, borrower prepayment fee, if any, and estimates of future interest rate volatility.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Income

        Net income increased $45.9 million, to $42.1 million, for the three months ended March 31, 2005, from $(3.8) million for the three months ended March 31, 2004. The increase was primarily the result of increased net interest income on our loans held for investment reflecting the growth in our portfolio balance, and an increase in the fair value of our interest rate swap and cap agreements compared to a decrease in cap and swap fair value in the first quarter of 2004. Our average balance of loans held for investment was $4.9 billion for the three months ended March 31, 2005 as compared to $1.7 billion for the three months ended March 31, 2004. The increase in the ending valuation of the swaps and cap resulted from an increasing interest rate environment in 2005. Our interest rate swaps and caps are not designated as cash flow hedges and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and caps is reported in current period earnings. These increases were offset by lower gains on sales of mortgage loans, net, in 2005 as compared to 2004, because we sold fewer loans and earned lower sale margins in the first quarter of 2005 as compared to the same period in 2004.

Revenues

  Net Interest Income after Provision for Loan Losses

        The following are the components of net interest income after provision for loan losses for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Interest income:
Coupon interest income on loans held for investment	$81,551	28,574
Coupon interest income on loans held for sale	5,372	6,452
Amortization of deferred origination costs	(5,504)	(1,413)
Prepayment fees	6,789	429

Total interest income	88,208	34,042

Interest expense:
Financing interest expense on loans held for investment	36,547	6,691
Financing interest expense on loans held for sale	1,413	1,410
Amortization of deferred bond issuance costs	2,061	474

Total interest expense	40,021	8,575

Net interest income	48,187	25,467
Provision for loan losses—loans held for investment	4,494	2,179

Net interest income after provision for loan losses	$43,693	23,288

        The following table presents the average balances for our loans held for investment and loans held for sale and our warehouse and securitization financing, with the corresponding annualized yields for the three months ended March 31, 2005 and 2004 (in thousands).

	Three Months Ended March 31,
	2005	2004
Average balances:
Mortgage loans held for investment	$4,884,311	1,658,376
Securitization financing—loans held for investment	4,187,989	839,834
Warehouse financing—loans held for investment	518,852	563,198
Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	6.7%	6.8%
Amortization of deferred origination costs	(0.5)%	(0.3)%
Prepayment fees	0.6%	0.1%

Yield on loans held for investment(1)	6.8%	6.6%
Interest expense securitization financing	3.0%	1.6%
Interest expense warehouse financing	3.8%	2.3%
Amortization—deferred bond issuance costs and issue discount	0.2%	0.2%
Cost of financing for loans held for investment(2)	3.3%	2.0%
Net yield on loans held for investment(3)	3.6%	4.9%
Provision for loan losses	(0.3)%	(0.5)%

Net yield on loans held for investment after provision for loan losses	3.3%	4.4%
Average balances:
Mortgage loans held for sale	$304,279	351,546
Warehouse financing—loans held for sale	139,641	213,802
Yield analysis—loans held for sale:
Yield on loans held for sale(1)	7.1%	7.3%
Cost of financing for loans held for sale(2)	4.0%	2.6%
Net yield on loans held for sale(3)	5.2%	5.7%
Yield—net interest income on loans held for sale and loans held for investment after provision for loan losses	3.4%	4.6%

(1)
Calculated as the annualized interest income divided by the average daily balance of the mortgage loans.

(2)
Calculated as the annualized interest expense divided by the average daily balance of the related debt.

(3)
Calculated as the annualized net interest income divided by the average daily balance of mortgage loans. The net yield on loans will not equal the difference between the yield on loans and the cost of financing due to the difference in the denominators of the two calculations.

        The increase in our net interest income after provision for loan losses from the three months ended March 31, 2004 to the three months ended March 31, 2005 was attributable primarily to the increase in our portfolio of loans held for investment, partially offset by the increased interest costs on the higher securitization debt financing the portfolio, as interest rates rose throughout 2004 and 2005. We expect net interest income to increase throughout the remainder of 2005 as we continue to grow the portfolio. Prepayment fee income collected in 2005 was substantially offset by the amortization of deferred origination costs on the loans. We expect prepayment fee income will continue to increase in

2005, reflecting the growth and maturation of the portfolio. The decrease in the net yield on loans held for investment after provision for loan losses during the three months ended March 31, 2005 compared to the same period in 2004, reflects the increase in the cost of financing the warehouse and securitization debt due to rising interest rates. Both the net yield on loans held for sale and loans held for investment in 2004 and 2005 reflect the use of the proceeds from our 2003 equity offering to finance loan fundings during 2004 and 2005. We anticipate that interest expense related to both warehouse and securitization financing will continue to increase in 2005 as we continue to build our investment portfolio by issuing additional mortgage-backed securities. The provision for loan losses increased in 2005, consistent with expectations, due to the increase in delinquent loans in our portfolio as the portfolio continues to season.

        The net interest income after provision for loan losses does not include the $0.3 million and $3.6 million of net cash settlements paid in the three months ended March 31, 2005 and 2004, respectively, under the terms of the swap and cap agreements used to economically hedge the financing costs of our investment portfolio. The regular monthly swap and cap settlement amounts, plus any cash paid or received at termination of the agreements prior to maturity, are included in the line item "Other income (expense)—portfolio derivatives." We expect that net interest income after provision for loan losses will increase in 2005, reflecting the anticipated growth in our portfolio of loans held for investment, partially offset by margin decreases as our portfolio financing costs rise due to current as well as continued anticipated increases in the LIBOR interest rate to which they are indexed.

  Gains on Sales of Mortgage Loans, net

        The components of the gains on sale of mortgage loans, net, are illustrated in the following table for the three months ended March 31, 2005 and 2004 (in millions)*:

	Three Months Ended March 31,
	2005	% of Sales Volume	2004	% of Sales Volume
Gross premiums from whole loan sales	$18.8	2.4%	$27.0	2.9%
Loan fees collected(1)	4.2	0.5%	6.1	0.6%
Premiums paid(2)	(6.4)	(0.8)%	(7.0)	(0.7)%
Economic hedging gains (losses)	0.8	0.1%	(1.0)	(0.1)%

Gross gain on sale	17.4	2.2%	25.1	2.7%
Provision for losses—loans sold	(2.5)	(0.3)%	(4.1)	(0.5)%
Direct origination costs(3)	(5.2)	(0.7)%	(6.8)	(0.7)%

Gains on sales of mortgage loans, net	$9.7	1.2%	$14.2	1.5%

Loan sales volume	$802.7		$941.8

*
Loan fees collected, premiums paid and direct origination costs are deferred at funding and recognized at loan sale.

(1)
Loan fees collected represent points and fees collected from borrowers.

(2)
Premiums paid represent fees paid to brokers for wholesale loan originations.

(3)
Direct origination costs primarily are commissions and direct salary costs.

        The 31.8% decrease in gains on sale of mortgage loans, net, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflects a 14.8% decrease in sales volume in 2005, reflecting the lower balance of loans held for sale as of December 31, 2004 compared to the balance of loans held for sale as of December 31, 2003. Lower gains on sale in 2005 also reflects a decrease in the gross gain on sale margin on loans sold in the three months ended March 31, 2005 to 2.2% from 2.7% for the three months ended March 31, 2004, reflecting the generally lower market sale margins in 2005 compared to 2004 due to rising rates and competition for new loans, and the changing mix of loan products sold. As we continued to accumulate the majority of our adjustable non-conforming loan product to be held for investment, we sold all of our conforming originations, all of our second lien loans and the majority of our fixed rate product, which typically earned lower sale premiums. No discounted loan sales occurred in the three months ended March 31, 2005.

        Provision for losses—loans sold as a percent of sales volume decreased in three months ended March 31, 2005 from the three months ended March 31, 2004 levels because 2005 loan sales were comprised of a higher percentage of conforming loans, which typically incur lower representation and warranty losses than non-conforming loans.

  Other Income (Expense)—Portfolio Derivatives

        We use interest rate swap and cap agreements to create economic hedges of the variable rate debt financing our portfolio of non-conforming mortgages held for investment. Changes in the fair value of these agreements, which reflect the potential future cash settlements over the remaining lives of the agreements according to the market's changing projections of interest rates, are recognized in the line item "Other income (expense)—portfolio derivatives" in the consolidated statements of operations. This single line item includes both the actual cash settlements related to the agreements that occurred during the period and recognition of the non-cash changes in the fair value of the agreements over the period. The cash settlements include regular monthly payments or receipts under the terms of the swap agreements and cash paid or received to terminate the agreements prior to maturity. The amounts of cash settlements and non-cash changes in value that were included in "Other income (expense)—portfolio derivatives" are as follows for the three months ended March 31, 2005 and 2004
(in thousands):

	Three Months Ended March 31,
	2005	2004
Non-cash changes in fair value	$20,628	(6,262)
Net cash settlements paid on existing derivatives	(1,295)	(1,685)
Net cash settlements received (paid) to terminate derivatives prior to final maturity	1,009	(1,885)

Other income (expense)—portfolio derivatives	$20,342	(9,832)

        Our portfolio derivatives allow us to stabilize the expected financing costs of our investment portfolio over a future contractual time period. At March 31, 2005 and December 31, 2004, the notional balance of our interest rate swaps and cap agreements was $4.5 billion and $4.1 billion, respectively.

        The following table summarizes the average notional balance and the future weighted average fixed payment interest rate of our interest rate swaps and cap in effect as of March 31, 2005, for the years ending December 31, 2005 and 2006 (in thousands):

	Year Ended December 31,
	2005		2006
	Average Notional Balance	Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$3,721,343	2.76%	$1,858,245	3.26%
Interest rate cap	$346,559	2.78%	—	—

        Other income (expense)—portfolio derivatives will vary as the market's expectation of future changes to the LIBOR interest rate vary throughout the period. Generally, rising interest rates will increase the fair value of our derivatives and our net cash settlements on existing derivatives. We cannot predict the net effect of interest rate volatility in future periods to our other income (expense)—portfolio derivatives.

Expenses

        The following is a summary of total expenses and the percentage change from the prior period, for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Salaries and employee benefits	$19,742	21,062
Occupancy	1,795	1,497
Depreciation and amortization	795	519
Servicing fees	2,604	654
General and administrative	7,998	6,816

Total expenses	$32,934	30,548

Percentage change from prior period	7.8%	N/A

        Total Expenses. The increase in total expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to the increased servicing expense attributable to our growing portfolio of loans held for investment and to higher general and administrative expenses. We expect total expenses to continue to increase in 2005, reflecting increased third-party portfolio servicing fees, legal and accounting expenses related to operating as a public company, and the amortization and maintenance expenses related to placing a new loan origination software system fully in service.

        We are currently replacing our two separate loan origination software systems with a single, integrated system to support both conforming and non-conforming originations and fundings. The project involves purchasing, developing, installing, training and supporting the new system. Additionally, we have upgraded "Fieldscore," our pre-approval and credit gathering engine. The "Fieldscore" upgrade was complete as of December 31, 2004, and we anticipate the origination components will be fully implemented by the end of 2005. We expect amortization, licensing and maintenance expenses to increase in 2005 as we complete development of the software and place the system fully into service.

        Salaries and Employee Benefits. Salaries and employee benefits decreased from the three months ended March 31, 2004 to the three months ended March 31, 2005 primarily due to a $1.0 million decrease in employee benefit expense. In July 2004, we adopted a self-insurance health plan which has reduced premium expense approximately $0.2 million monthly. The benefit expense decrease also includes a decrease in 401K employer match expense in the first quarter of 2005 as compared to the same period in 2004, as forfeiture credits reduced contributions in 2005. We expect salaries and employee benefits, net of deferred direct origination costs, to increase throughout the remainder of 2005 primarily due to the additional personnel required to support a higher level of loan originations, the growth of our REIT portfolio, the legal and finance requirements of operating as a public company, and additional information technology personnel to support planned enhancements in access and security controls.

        Servicing Fees. Servicing fees paid to our third-party servicer of the loans in our portfolio increased for the three months ended March 31, 2005 compared to three months ended March 31, 2004 due to the growth of the investment portfolio. Currently, all of our loans held for investment are serviced by a third-party servicer effective with the first mortgage payment due after loan funding. We expect servicing fees to increase in 2005 relative to the expected increase in our loans held for investment portfolio.

        General and Administrative Expenses. General and administrative expenses increased in the three months ended March 31, 2005 from the three months ended March 31, 2004 due to increased costs associated with quality control and due diligence programs, audit, legal and insurance fees related to operation as a public company, maintenance and equipment costs associated with the development of a new loan origination system and the increased costs associated with higher conforming mortgage loan fundings. We expect general and administrative expenses to increase in 2005 primarily due to increased legal and professional fees associated with operation as a public company, including costs incurred for the implementation of Sarbanes-Oxley Act compliance measures, and the increase in amortization, licensing and maintenance expenses as we put into service our new loan origination software system.

        Provision for Income Tax (Expense) Benefit. We elected to be taxed as a REIT, effective in the fourth quarter of 2003, and we elected to treat our loan origination and sale subsidiary, Fieldstone Mortgage, as a taxable REIT subsidiary (TRS). We recognized income tax benefit of $0.9 million for the three months ended March 31, 2005 related to the $(2.5) million pretax net loss of Fieldstone Mortgage compared to income tax expense of $1.7 million for the three months ended March 31, 2004 related to Fieldstone Mortgage's $4.1 million pretax net income in that period. Fieldstone Mortgage incurred an operating loss in the first quarter of 2005 as a result of the seasonal slowing of its originations, lower gains on sales of mortgage loans, rising interest rates on financing costs of its loans held for sale, and negative operating margins in its conforming channel.

Consolidated Statements of Condition at March 31, 2005 and December 31, 2004

  Mortgage Loans Held for Investment

        The following table summarizes the principal balance of our investment portfolio for the three months ended March 31, 2005 and for the year ended December 31, 2004 (in thousands):

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Beginning principal balance	$4,735,063	1,319,123
Loan fundings	730,798	4,112,190
Payoffs and principal reductions	(369,889)	(690,037)
Transfers to real estate owned	(4,642)	(6,213)

Ending principal balance	5,091,330	4,735,063
Net deferred loan origination (fees)/costs	40,959	39,693

Ending balance loans held for investment	5,132,289	4,774,756
Allowance for loan losses	(26,379)	(22,648)

Ending balance loans held for investment, net	$5,105,910	4,752,108

        Our investment portfolio increased to $5.1 billion for the three months ended March 31, 2005 and generated $44.2 million of net interest income before provision for loans losses. During the year ended December 31, 2004, our portfolio of loans held for investment increased to $4.8 billion and generated $137.4 million of net interest income before provision for loan losses. A provision for loan losses of $4.5 million was recorded in the three months ended March 31, 2005 and $0.8 million of net charge-offs were incurred, resulting in an allowance for loan losses of $26.4 million as of March 31, 2005. A provision for loan losses of $21.6 million was recorded and $1.0 million of charge-offs were incurred, resulting in an allowance for loan losses of $22.6 million as of December 31, 2004.

        The increase in payoffs and principal reductions as our portfolio seasons is consistent with expectations. Because we sold all of the loans we originated prior to the third quarter of 2003, we do not have comprehensive performance data on our loans sold to investors relative to either prepayments or credit losses. We estimate prepayment speeds and credit losses based on historical industry data for similar loan products and actual history to date. These assumptions for prepayment curves indicate an average loan life of approximately 24 months. There can be no assurance that this industry data will be reflective of our actual results.

  Allowance for Loan Losses—Loans Held for Investment

        The following table summarizes the allowance for loan loss activity of our investment portfolio for the three months ended March 31, 2005 and the year ended December 31, 2004 (in thousands):

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Beginning balance allowance for loan losses	$22,648	2,078
Provision	4,494	21,556
Charge-offs	(827)	(986)
Recoveries	64	—

Ending balance allowance for loan losses	$26,379	22,648

Ending principal balance, mortgage loans held for investment	$5,091,330	$4,735,063
Ending allowance balance as % of ending principal balance	0.5%	0.5%

        The delinquency status of our loans held for investment as of March 31, 2005 and December 31, 2004 was as follows (in thousands):

	March 31, 2005		December 31, 2004
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,768,154	93.7%	$4,424,418	93.4%
30 days past due	218,712	4.3%	230,787	4.9%
60 days past due	41,156	0.8%	38,713	0.8%
90+ days past due	19,606	0.4%	15,487	0.3%
In process of foreclosure	43,702	0.8%	25,658	0.6%

Total	$5,091,330	100.0%	$4,735,063	100.0%

Allowance for loan losses as a % of total delinquent loans (30+ days past due and loans in the process of foreclosure)	$323,176	8.2%	$310,645	7.3%
Allowance for loan losses as a % of seriously delinquent loans (60+ days past due and loans in the process of foreclosure)	$104,464	25.3%	$79,858	28.4%

        Delinquency and life to date loss status of our loans held for investment by securitization pool as of March 31, 2005 and December 31, 2004 was as follows (in thousands):

	As of March 31, 2005
	Current Principal Balance	% of Principal Balance Seriously Delinquent	Original Principal Pledged	% of Realized Losses*	Avg. Age of Loans from Funding (months)
Loans held for investment—securitized:
FMIC Series 2003-1	$279,382	3.9%	$498,844	0.13%	20
FMIT Series 2004-1	422,114	3.5%	680,858	0.08%	16
FMIT Series 2004-2	603,551	3.8%	879,325	0.06%	13
FMIT Series 2004-3	843,032	2.5%	999,865	0.02%	11
FMIT Series 2004-4	793,466	2.6%	879,604	0.01%	8
FMIT Series 2004-5	857,485	1.2%	900,000	0.00%	6
FMIT Series 2005-1	740,103	0.5%	749,999	0.00%	4

Total	4,539,133	2.3%	5,588,495	0.03%
Loans held for investment—to be securitized	552,197	0.2%	552,266	0.00%	1

Total loans held for investment	$5,091,330	2.0%	$6,140,761	0.03%	9

	As of December 31, 2004
	Current Principal Balance	% of Principal Balance Seriously Delinquent	Original Principal Pledged	% of Realized Losses*	Avg. Age of Loans from Funding (months)
Loans held for investment—securitized:
FMIC Series 2003-1	$308,758	3.4%	$498,844	0.07%	17
FMIT Series 2004-1	490,043	3.2%	680,858	0.04%	13
FMIT Series 2004-2	709,909	3.3%	879,325	0.04%	10
FMIT Series 2004-3	913,253	1.6%	999,865	0.00%	8
FMIT Series 2004-4	842,340	1.3%	879,604	0.00%	5
FMIT Series 2004-5	892,488	0.5%	900,000	0.00%	3

Total	4,156,791	1.9%	4,838,496	0.02%
Loans held for investment—to be securitized	578,272	0.2%	578,312	0.00%	1

Total loans held for investment	$4,735,063	1.7%	$5,416,808	0.02%	7

*
Realized losses include charge-offs to the allowance for loan losses—loans held for investment related to loan principal balances and do not include previously accrued but uncollected interest, which is reversed against current period interest income.

        The increase in allowance for loan losses as of March 31, 2005 and December 31, 2004 reflects our estimate of losses inherent in the loan portfolio, and is based upon loss assumptions which take into account the contractual delinquency status, market delinquency roll rates and market historical loss severities. We currently estimate an average loss severity of 35%, not including past due interest which is reversed against current period interest income when the loan is placed on non-accrual status. Due to the short time span from our initial securitization through March 31, 2005, we have only limited actual loss experience from our investment portfolio.

        At March 31, 2005, $104.5 million, or 2.0%, of loans held for investment were seriously delinquent (60+ days past due and loans in the process of foreclosure), compared to $79.9 million, or 1.7%, of loans held for investment at December 31, 2004.

        We anticipate that delinquent loans will continue to increase in principal balance and as a percentage of the portfolio, consistent with industry expectations, as the portfolio grows and the loans continue to season. We expect that our more seasoned portfolio delinquency rate will be lower than the industry average.

        The allowance for loan losses—loans held for investment does not include any additional required valuation allowance for losses on held for investment loans which were transferred to real estate owned upon foreclosure. Real estate owned is a component of "Prepaid expenses and other assets" on the consolidated statements of condition and is reported at the estimated net realizable value. The following is a summary of real estate owned as of March 31, 2005 and December 31, 2004 (in thousands):

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Beginning balance real estate owned	$4,374	1,805
Plus: Transfers from mortgage loans held for sale	204	998
Transfers from mortgage loans held for investment	4,642	6,213
Less: Charge-offs	(737)	(1,438)
Real estate sold	(2,301)	(3,204)

Ending balance real estate owned*	$6,182	4,374

*
Includes properties previously securing loans held for sale of $0.4 million and $0.3 million, as of March 31, 2005 and December 31, 2004, respectively.

        We sold 19 real estate owned properties formerly collateralizing loans held for investment in the three months ended March 31, 2005 with an average aggregate principal net charge-off of 25.9%, which includes both the initial charge-off at foreclosure, if any, and the final gain or loss on disposal of the property. As we dispose of sufficient properties to determine a loss severity trend in our portfolio, we will review our loss assumptions and update our estimates as required.

  Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

        The following tables provides a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Mortgage loans held for sale, net:
Non-Conforming	$133,655	252,620
Conforming	138,795	104,430

Total mortgage loans held for sale, net	$272,450	357,050

Warehouse financing—mortgage loans held for sale	$174,081	188,496
Percentage financed—mortgage loans held for sale	64%	53%

        The decrease in mortgage loans held for sale, net, at March 31, 2005 compared to December 31, 2004 reflects the decrease in non-conforming loan origination volumes in the first quarter of 2005. We typically retain loans held for sale for approximately 60 days prior to investor purchase. We had $11.1 million and $6.6 million of loans deemed to be unsaleable at standard sale premiums as of March 31, 2005 and December 31, 2004, respectively, for which we had recorded a valuation allowance of $2.1 million and $1.9 million, respectively.

        Warehouse financing—loans held for sale decreased as of March 31, 2005 compared to December 31, 2004 reflecting our reduced level of mortgage loans held for sale at March 31, 2005, We expect the balance of warehouse financing to increase relative to the balance of loans held for sale, as we deploy the remaining equity offering proceeds.

  Trustee Receivable

        Trustee receivable increased to $99.2 million at March 31, 2005, from $91.1 million at December 31, 2004. The increase reflects higher principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our seven securitized mortgage pools outstanding as of March 31, 2005, compared to six securitized pools outstanding as of December 31, 2004. Trustee receivable includes principal and interest prepayments received after the 15th day prior to the end of the reporting period from loans securitized in pools FMIT Series 2004-1 through pools FMIT Series 2005-1, and prepayments received by the trustee after the last day of the month prior to the end of the reporting period from loans in pool FMIC Series 2003-1. The funds are retained by the trustee until the following month's disbursement date.

  Derivative Assets, Net

        Derivative assets, net increased to $41.4 million at March 31, 2005, from $20.2 million at December 31, 2004. The increase primarily relates to the $20.6 million increase in the fair value of the interest rate swap and cap agreements over the period, reflecting an increase in the market's projections of future interest rates.

  Securitization Financing

        The following is a summary of the outstanding securitization bond financing by series as of March 31, 2005 and December 31, 2004 (in thousands):

		Balance as of
	Bonds Issued	March 31, 2005	December 31, 2004
FMIT Series 2005-1	$728,625	722,798	—
FMIT Series 2004-5	863,550	830,875	861,403
FMIT Series 2004-4	845,283	770,988	816,527
FMIT Series 2004-3	949,000	812,712	879,659
FMIT Series 2004-2	843,920	595,142	692,854
FMIT Series 2004-1	652,944	410,980	484,025
FMIC Series 2003-1	488,923	279,406	316,817

	5,372,245	4,422,901	4,051,285
Unamortized bond discount	(1,130)	(436)	(499)

Total securitization financing	$5,371,115	4,422,465	4,050,786

        During the three months ended March 31, 2005 and the year ended December 31, 2004, we issued $0.7 billion and $4.2 billion, respectively, of mortgage-backed bonds through securitization trusts to finance the Company's portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for each pool falls below 20% of the original principal balance, with the exception of FMIC Series 2003-1, which may be repaid when the principal balance falls below 10% of the original collateralized amount. The repayment of the bonds is secured by pledging mortgage loans to the trust.

        As of March 31, 2005 and December 31, 2004, the outstanding bonds were over-collateralized by $221.0 million and $194.8 million, respectively. The collateral includes mortgage loans and trustee receivables. We enter into interest rate swap or cap agreements to hedge the bond costs and protect against rising interest rates.

        Total Shareholders' Equity.    Our total shareholders' equity increased to $568.6 million at March 31, 2005, from $526.3 million at December 31, 2004. The change in shareholders' equity primarily reflects an increase in accumulated earnings of $42.1 million from net income for the three months ended March 31, 2005.

Business Segment Results

        We have a total of six reportable business segments, which include four production segments and two operating segments. We originate loans through our production segments, which include the Non-Conforming Wholesale, Non-Conforming Retail, Conforming Wholesale, and Conforming Retail segments. The results of operations of our production segments primarily include a net interest income allocation for funded loans, direct expenses and an allocation of corporate overhead expenses. In addition, revenues include an allocation method whereby the production segments are credited with a pro forma value for net gain on sale of loan production as if all fundings were sold servicing-released, concurrent with funding, at standard investor premium margins.

        The operating segments include the Investment Portfolio and Corporate segments. The results of operations of the Investment Portfolio segment primarily include the net interest income after provision for loan losses for the loans held in our investment portfolio, changes in the fair value and actual cash settlements relating to our portfolio derivatives, and direct expenses, including third-party servicing fees paid related to our loans held for investment. The results of operations of the Corporate segment primarily include direct expenses of the corporate home office, income tax expense (benefit) related to the TRS operating results, and the elimination of the corporate overhead allocated to the production segments. The Corporate segment also includes various reconciling amounts necessary to convert the production segments' allocated revenue and expenses to comply with GAAP reporting under Statement No. 91.

        The results of operations reported per segment differ materially from consolidated results due to timing differences in net gain on sale recognition at time of cash settlement of the sale compared to loan funding, the actual sale prices compared to the pro forma values, the actual net interest margin earned on loans, and the holding for investment of a substantial portion of our non-conforming loans for which actual revenue will consist of net interest income rather than net gain on sale.

        The following is a summary of net income (loss) by production segments and operating segments for the three months ended March 31, 2005 and 2004 (in thousands):

	Production Segments	Operating Segments	Total
Three Months Ended March 31, 2005
Total revenues	$35,891	38,206	74,097
Total expenses	35,221	(2,287)	32,934

Income before income taxes	670	40,493	41,163
Provision for income tax (expense) benefit	—	941	941

Net income (loss)	$670	41,434	42,104

Three Months Ended March 31, 2004
Total revenues	$48,715	(20,248)	28,467
Total expenses	40,157	(9,609)	30,548

Income (loss) before income taxes	8,558	(10,639)	(2,081)
Provision for income tax (expense) benefit	—	(1,690)	(1,690)

Net income (loss)	$8,558	(12,329)	(3,771)

Production Segment Results

        The following tables summarize our production segment results for the three months ended March 31, 2005 and 2004 (in thousands):

	Non-Conforming		Conforming
					Total Production
	Wholesale	Retail	Wholesale	Retail
Three Months Ended March 31, 2005
Revenues	$24,926	6,987	1,613	2,365	35,891
Direct expenses	16,827	7,676	2,022	3,217	29,742

Segment contribution	8,099	(689)	(409)	(852)	6,149
Corporate overhead allocation	4,322	745	280	132	5,479

Net income (loss)	$3,777	(1,434)	(689)	(984)	670

Funding volume	$975,905	127,776	274,610	77,561	1,455,852
Segment contribution as a % of volume	0.83%	(0.54)%	(0.15)%	(1.10)%	0.42%
Three Months Ended March 31, 2004
Revenues	$32,157	10,626	2,012	3,920	48,715
Direct expenses	17,773	9,038	2,380	3,513	32,704

Segment contribution	14,384	1,588	(368)	407	16,011
Corporate overhead allocation	6,209	990	171	83	7,453

Net income (loss)	$8,175	598	(539)	324	8,558

Funding volume	$1,121,972	163,137	215,860	93,590	1,594,559
Segment contribution as a % of volume	1.28%	0.97%	(0.17)%	0.43%	1.00%

        Production segment net income decreased during the three months ended March 31, 2005 compared to the same period in 2004, primarily due to lower origination volumes and increased competitive pressures. In response to industry-wide margin compression on new loan originations, as interest rates increased, our revenues per loan decreased in all production segments. We expect margins to increase modestly throughout the remainder of 2005 as the industry adjusts rates on new loan originations to return slightly higher yields. To address the market revenue compression and increase segment contribution from each of our production segments to meet or exceed 2004 levels, we are focusing on expansion opportunities in favorable geographic locations, hiring additional account executives and loan officers and implementing cost efficiency initiatives, including savings generated as we implement our new loan origination system.

        Non-Conforming Wholesale Segment. Our non-conforming wholesale segment continued to report a positive segment contribution before corporate allocation in the three months ended March 31, 2005, although the contribution reduced from 2004 levels primarily due to lower origination volume and thinning interest and sale margins as interest rates increased throughout 2004 and the first quarter of 2005. The decrease in direct expenses in three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflects lower variable loan costs including commissions related to the 13.0% decrease in loan production year over year.

        Non-Conforming Retail Segment. The decrease in our non-conforming retail segment contribution in the three months ended March 31, 2005 from the three months ended March 31, 2004 reflects a 21.7% decrease in origination volume, and a reduction in the fees we collected due primarily to increased pricing competition and a higher percentage in 2005 of second lien originations, which generate lower fee income. Our non-conforming retail direct expenses decreased in 2005 due to a reduction in marketing initiatives and the salary expenses associated with cost efficiency measures implemented within the production centers in 2005. We have reduced our total marketing budget for 2005 and appointed new management to support our model of increasing volume, reducing costs and increasing the segment's contribution in 2005.

        Conforming Wholesale Segment. The negative conforming wholesale segment contribution reported in the three months ended March 31, 2005 reflects revenue reductions from 2004 levels primarily due to thinning interest and sale margins as interest rates increased throughout 2004 and the first quarter of 2005, partially offset by direct production cost decreases due to the downsizing of production operations. In the second half of 2004, we evaluated each conforming wholesale branch for profitability and closed those branches with negative contributions. The remaining five wholesale production centers in our conforming wholesale segment are forecasting positive segment contribution in 2005.

        Conforming Retail Segment. The decrease in our conforming retail segment contribution in the three months ended March 31, 2005 from the three months ended March 31, 2004 reflects a 17.1% decrease in loan funding volume. We opened five new branches during the first quarter of 2005 and anticipate an increase in both origination volume and segment contribution throughout the remainder of 2005.

Operating Segment Results

        The following table summarizes our operating segment results for the three months ended March 31, 2005 and 2004 (in thousands):

		Corporate
	Investment Portfolio	Segment Results	Reconciliations to GAAP	Total Corporate	Total Operating
Three Months Ended March 31, 2005
Revenues	$59,875	36	(21,705)	(21,669)	38,206
Direct expenses	2,985	9,185	(8,979)	206	3,191

Segment contribution	56,890	(9,149)	(12,726)	(21,875)	35,015
Corporate overhead allocation	—	(5,478)	—	(5,478)	(5,478)

Income (loss) before income taxes	56,890	(3,671)	(12,726)	(16,397)	40,493
Provision for income tax (expense) benefit	—	941	—	941	941

Net income (loss)	$56,890	(2,730)	(12,726)	(15,456)	41,434

Three Months Ended March 31, 2004
Revenues	$8,413	247	(28,908)	(28,661)	(20,248)
Direct expenses	663	8,042	(10,861)	(2,819)	(2,156)

Segment contribution	7,750	(7,795)	(18,047)	(25,842)	(18,092)
Corporate overhead allocation	—	(7,453)	—	(7,453)	(7,453)

Income (loss) before income taxes	7,750	(342)	(18,047)	(18,389)	(10,639)
Provision for income tax (expense) benefit	—	(1,690)	—	(1,690)	(1,690)

Net income (loss)	$7,750	(2,032)	(18,047)	(20,079)	(12,329)

        Investment Portfolio.    Segment contribution increased $49.1 million in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to the increase of net interest income after provision for loan loss of $21.5 million, as a result of the growth of our portfolio of loans held for investment. During the three months ended March 31, 2005, our average portfolio of loans held for investment increased to $4.8 billion from $1.7 billion for the three months ended March 31, 2004. Other income (expense)—portfolio derivatives increased $30.2 million to $20.3 million for the first quarter of 2005, as compared to ($9.8) million for the same period in 2004. Other income (expense)—portfolio derivatives included a $20.6 million fair value increase in the interest rate swap and cap agreements hedging the variable rate debt financing our securitized loans, as compared to a ($6.3) million fair value decrease in the three months ended March 31, 2004, during a period of declining interest rates. Direct expenses, including third party servicing expense relating to our portfolio of loans held for investment and the salaries incurred for portfolio management personnel, increased from $2.3 million to $3.0 million for the three months ended March 31, 2005 compared to the same period in 2004. We anticipate a continued increase in investment segment contribution in 2005, primarily due to continued increases in net interest income on our growing investment portfolio, offset by increasing third-party servicing fees, portfolio management personnel and analytical technology costs.

        Corporate.    Direct expenses increased from the three months ended March 31, 2004 to March 31, 2005 due to staffing increases in the second half of 2004 primarily to support our legal, accounting and information technology departments. The increase in 2005 direct expenses also includes increases in professional costs related to operating as a public company. We expect direct expenses to increase in 2005 reflecting costs to be incurred for the implementation of Sarbanes-Oxley Act compliance measures and additional amortization, licensing and maintenance expenses related to placing our new loan origination software system fully into service.

Liquidity and Capital Resources

        As a mortgage lending company, we borrow substantial sums of money to fund the mortgage loans we originate. After funding, our primary operating subsidiary, Fieldstone Mortgage, holds all of the conforming loans and some of the non-conforming loans that it originates in inventory (warehouse) prior to sale. We hold the remainder of the non-conforming loans for investment in our portfolio. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. Our primary cash requirements include:

  •
  mortgage origination funding;

  •
  premiums paid in connection with loans originated in the wholesale channel;

  •
  interest expense on our warehouse lines and repurchase facilities and securitization financings;

  •
  ongoing general and administrative expenses;

  •
  hedge transactions; and

  •
  REIT stockholder distributions.

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

        We rely on our securitizations as a primary source of liquidity. As of March 31, 2005, we have completed seven securitizations, issuing an aggregate of $5.4 billion of mortgage-backed securities.

        The following is a summary of the securitizations issued by series during the year ended December 31, 2004 and the three months ended March 31, 2005 (in millions):

Issue date	FMIT 2004-1	FMIT 2004-2	FMIT 2004-3	FMIT 2004-4	FMIT 2004-5	FMIT 2005-1
Issue date	Feb 2004	April 2004	Jul 2004	Oct 2004	Nov 2004	Feb 2005
Bonds issued	$652	$844	$949	$845	$864	$729
Loans pledged	$681	$880	$1,000	$879	$900	$750
Bond ratings Standard and Poor's	AAA–BBB	AAA–BBB	AAA–BBB	AAA–BBB	AAA–BBB	AAA–BBB-
Bond ratings—Moody's	Aaa–Baa	Aaa–Baa	Aaa–Baa2	Aaa–Baa2	Aaa–Baa2	Aaa–Baa3
Financing costs—LIBOR plus	0.29 – 1.80%	0.24 – 2.15%	0.27 – 2.15%	0.33 – 1.80%	0.24 – 1.85%	0.12 – 2.0%
Weighted average spread over LIBOR	0.55%	0.47%	0.48%	0.51%	0.53%	0.40%
Weighted average life of loans	2.5 years	2.5 years	2.5 years	2.5 years	2.5 years	2.5 years
Transaction fees	0.36%	0.32%	0.34%	0.35%	0.32%	0.36%

        We use our various warehouse lines and repurchase facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within two or three months of origination and pays down these facilities with the sale proceeds. We issue mortgage-backed securities to pay down the portion of those facilities financing our loans held for investment.

        The material terms and features of these secured warehouse lines and repurchase facilities as of March 31, 2005 are as follows (in millions):

Lender	Committed	Uncommitted	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Countrywide Warehouse Lending(1)	$100.0	—	April 2005	95%-98%	$250.0	17:1	$	N/A
Credit Suisse First Boston Mortgage Capital	500.0	—	February 2006	95%-99%	400.0	16:1		15.0
Guaranty Bank Warehouse Facility	50.0	—	June 2005	95%-98%	400.0	15:1		N/A
Guaranty Bank Purchase Facility	—	50.0	Uncommitted	95%-98%	N/A	N/A		N/A
JP Morgan Chase Bank(2)	200.0	—	April 2005	95%-97%	400.0	16:1		20.0
Lehman Brothers Bank	500.0	—	December 2005	95%-98.5%	250.0	16:1		15.0
Merrill Lynch Bank USA	500.0	—	November 2005	93%-98%	250.0	17:1		N/A

	$1,850.0	50.0

(1)
During the second quarter of 2005, the Countrywide Warehouse Lending facility was extended through May 31, 2005.

(2)
During the second quarter of 2005, the JPMorgan Chase Bank facility was renewed through April 2006 and the maximum committed amount available under the facility was reduced to $150.0 million.

        Under our warehouse lines and repurchase facilities, interest is payable monthly in arrears and outstanding principal is payable upon receipt of loan sale proceeds or transfer of a loan into a securitization trust. Outstanding principal is also repayable upon the occurrence of certain disqualifying events, which include a mortgage loan in default for a period of time, a repaid mortgage loan, a mortgage loan obtained with fraudulent information or the failure to cure a defect in a mortgage loan's documentation. Outstanding principal also is repayable if the mortgage loan does not close, but had been pledged and funds were advanced. Our warehouse lines and repurchase facilities contain terms mandating principal repayment if a loan remains on the line after a contractual time period from date of funding, or on the maturity date of the facility.

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

        We use our excess cash from operations and our capital to reduce the advances on our warehouse lines or repurchase facilities. This process reduces our debt outstanding and the corresponding interest expense incurred and results in excess mortgage collateral available to secure borrowings in an amount required to meet our working capital needs. This pool of available collateral totaled approximately $200 million and $190 million as of March 31, 2005 and December 31, 2004, respectively. We plan to deploy a portion of this working capital to finance the continued growth of our investment portfolio. Depending upon the projected incremental returns available through new loan originations and our stock price, our Board of Directors may consider authorizing us to repurchase a limited amount of our common stock. Any repurchase of our common stock would decrease our capital base, but could increase our overall return on remaining equity. If we did decrease our capital base with a share repurchase, we would reduce our target portfolio balance while maintaining our current 13:1 leverage target.

        The warehouse lines and repurchase facilities are secured by substantially all of our non-securitized mortgage loans and contain customary financial and operating covenants that, among other things, require us to maintain specified levels of liquidity and net worth, restrict indebtedness other than in the ordinary course of business, restrict investments in other entities except in certain limited circumstances, restrict our ability to engage in mergers, consolidations or substantially change the nature or character of our business and require compliance with applicable laws. We were in compliance with all of these covenants at March 31, 2005 and December 31, 2004.

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

Cash Flows

        For the three months ended March 31, 2005, our cash flow from operations was $103.5 million as compared to operating cash flows of $170.0 million for the three months ended March 31, 2004. This decrease in operating cash flows is primarily due to lower proceeds from mortgage loan sales, reflecting the lower balance of loans held for sale as of December 31, 2004 compared to the balance of loans held for sale as of December 31, 2003.

        Our cash used in investing activities was $(365.9) million and $(807.1) million for the three months ended March 31, 2005 and 2004, respectively. The decrease in investing activities primarily relates to the higher principal repayments in 2005 of our loans held for investment due to the increase in balance and continued seasoning of our portfolio of loans held for investment. Our investing cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to show the net proceeds from, or repayments of, mortgage financing in our consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Our cash flows from financing activities were $235.5 million and $525.4 million for the three months ended March 31, 2005 and 2004, respectively.

Commitments and Contingencies

        We had commitments to fund approximately $542.0 million and $422.0 million of mortgage loans at March 31, 2005 and December 31, 2004, respectively. Interest rate lock commitments are considered derivatives under Statement No. 133, and as such, have been recorded at fair value in the consolidated statements of condition at period ends. This does not necessarily represent future cash requirements, as some of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        We had forward delivery commitments to sell approximately $0.9 billion and $0.4 billion of loans at March 31, 2005 and December 31, 2004, respectively, of which $78.2 million and $63.1 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades. At March 31, 2005 and December 31, 2004, we had a commitment to sell $110.0 million and $40.0 million, respectively, of treasury note forward contracts, which we used to economically hedge the interest rate risk of our non-conforming loans.

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

        In addition, on May 24, 2004, our former shareholders whose shares were redeemed for approximately $188.1 million following the closing of our private offering in November 2003, filed an action in the District Court of Tarrant County, Texas, against us, Fieldstone Mortgage and KPMG LLP. The lawsuit alleges that the former shareholders are entitled to an additional post-closing redemption price payment of approximately $19.0 million because, according to plaintiffs, our November 13, 2003 balance sheet should have included a deferred tax asset that, if included, would have increased the redemption price. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in our financial statements with respect to this claim. We intend to vigorously defend against this claim. Regardless of the outcome, in the opinion of management, the final resolution of this dispute will not have a material effect on our business, financial condition or results of operations. If we ultimately are unsuccessful in defending this matter, we could be required to make a cash payment of up to $19.0 million to the redeemed shareholders, plus potential interest and third-party costs associated with the litigation. Excluding interest or third-party costs, which may be payable as part of a settlement, the potential payment will be an increase in the redemption price of the shares and recorded as a reduction of our paid in capital in the period in which the dispute is resolved and will not be reflected in our income statement.

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

  •
  there are differences between GAAP and tax methodologies for capitalization of origination expenses; and

  •
  income of the TRS is included in the REIT's earnings for consolidated GAAP purposes, but is recognized in REIT taxable income.

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

        The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the three months ended March 31, 2005 and the year ended December 31, 2004 (in thousands):

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Consolidated GAAP pre-tax net income	$42,104	69,530
Plus:
Provision for loan losses in excess of actual charge-offs	5,130	21,056
Variance in recognition of net origination expenses	4,412	9,922
Less:
Taxable REIT subsidiary pre-tax net income (loss)	(1,451)	10,091
Mark-to-market valuation changes on derivatives	20,628	22,079
Miscellaneous other	1,591	4,972

Estimated REIT taxable income	$30,878	63,366

        REIT taxable income for the three months ended March 31, 2005 and the year ended December 31, 2004 is an estimate only, and is subject to change until we file the 2004 and 2005 REIT federal tax returns.

        On April 6, 2005, a quarterly cash dividend of $0.47 per share was declared for the first quarter of 2005. The dividend was paid on April 29, 2005 to stockholders of record at the close of business on April 20, 2005. We currently intend to distribute approximately 85% of our 2005 REIT taxable income, as well as the portion of the 2004 REIT taxable income that was not distributed in 2004.

Other Operational and Investment Portfolio Data

Loan Fundings

        The following table indicates our total fundings of loans held for investment and loans held for sale for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005		2004
	Fundings	% of Total	Fundings	% of Total
Non-Conforming:
Loans held for investment	$730,798	66%	$833,646	65%
Loans held for sale	372,883	34%	451,463	35%

Total Non-Conforming	1,103,681	100%	1,285,109	100%
Conforming:
Loans held for sale	352,171	100%	309,450	100%

Total Fundings	$1,455,852		$1,594,559

        The decrease in loan fundings in three months ended March 31, 2005 compared to the three months ended March 31, 2004 was the result of a 14.1% decrease in our non-conforming fundings as we responded to rising interest rates and narrower interest margins by increasing the interest rate on new originations to a greater degree than many of our industry competitors. The decision of our competitors to accept narrower net interest margins rather than increase new origination interest rates reduced our competitive position and reduced our origination volume. In March 2005, we evaluated our year to date gain on sale margins and adjusted the coupon on new loan originations to more closely reflect market pricing. The decrease in non-conforming volume was partially offset by a 13.8%

increase in our conforming fundings, as new retail branches opened in the second half of 2004 contributed to the higher fundings volume. We expect funding volumes to grow approximately 4% in 2005 from 2004 volumes, as we hire additional account executives and loan officers in both our new and existing production centers and continue our geographic expansion. We expect interest margins to improve modestly over the remainder of 2005, but we do not expect that these margins will return to 2003 or 2004 levels because competitive pressures likely will prevent a widening of the margins.

        The following tables provide a summary of the characteristics of our total non-conforming loan originations for the three months ended March 31, 2005 (in thousands):

  Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$474,926	43.1%	7.4%	627	$129	84.5%	92.0%
Stated Income Wage Earner	283,635	25.7%	7.5%	685	159	82.8%	94.3%
Stated Income Self Employed	201,136	18.2%	7.5%	673	169	82.2%	93.3%
24 Month Bank Statements	66,299	6.0%	7.2%	637	203	85.3%	93.1%
12 Month Bank Statements	74,253	6.7%	7.4%	641	180	84.1%	93.0%
Limited Documentation	3,432	0.3%	7.5%	653	123	82.7%	90.9%

Total	$1,103,681	100.0%	7.4%	652	$149	83.6%	92.9%

  Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$46,461	4.2%	8.4%	531	$147	80.3%	81.8%	80.6%
550 – 599	143,870	13.0%	7.9%	579	142	83.2%	87.6%	72.2%
600 – 649	318,156	28.8%	7.4%	626	143	84.2%	92.6%	59.2%
650 – 699	397,141	36.0%	7.4%	673	153	83.6%	95.3%	25.4%
700 or greater	198,053	18.0%	7.2%	732	154	83.9%	95.4%	22.5%

Total	$1,103,681	100.0%	7.4%	652	$149	83.6%	92.9%	43.1%

  Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$236,367	21.4%	7.6%	623	$148	83.3%	91.7%	52.7%
2/28 LIBOR ARM IO	505,146	45.8%	6.9%	662	252	81.3%	93.9%	34.4%
3/27 LIBOR ARM	63,533	5.8%	7.7%	623	145	84.0%	91.2%	60.2%
3/27 LIBOR ARM IO	81,162	7.3%	6.9%	658	244	81.3%	91.5%	49.5%
5/25 Treasury ARM	2,228	0.2%	7.0%	658	159	80.9%	88.0%	43.0%
5/25 Treasury ARM IO	10,443	1.0%	6.4%	684	268	80.7%	89.8%	61.4%
Fixed Rate	66,333	6.0%	7.0%	656	143	79.0%	83.6%	64.8%
Fixed Rate IO	9,047	0.8%	7.1%	686	245	80.6%	91.1%	45.6%
6 Month ARM	968	0.1%	6.7%	707	161	81.7%	95.7%	37.2%
6 Month ARM IO	5,555	0.5%	7.2%	668	309	80.8%	93.9%	19.4%
2nd	122,899	11.1%	10.0%	670	50	98.6%	98.6%	34.6%

Total	$1,103,681	100.0%	7.4%	652	$149	83.6%	92.9%	43.1%

Cost to Produce

        Cost to produce is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of cost to produce provides useful information to investors regarding financial performance because this measure includes additional costs to originate mortgage loans, both recognized when incurred and deferred costs, which are not all included in total expenses under GAAP. In addition, the production segments' cost to produce includes the allocation of the direct expenses of the operating segments, which include corporate home office costs and investment portfolio management costs. The presentation of cost to produce is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

        As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Total expenses	$32,934	30,548
Deferred origination costs	8,978	10,861
Servicing costs—internal and external	(3,319)	(1,428)

Total general and administrative costs	38,593	39,981
Premiums paid, net of fees collected	4,565	3,185

Cost to produce	$43,158	43,166

Fundings:
Non-Conforming wholesale	$975,905	1,121,972
Non-Conforming retail	127,776	163,137
Conforming wholesale	274,610	215,860
Conforming retail	77,561	93,590

Total mortgage fundings	$1,455,852	1,594,559

Cost to produce as % of total mortgage loan fundings	2.96%	2.71%
Total general and administrative costs as % of total mortgage loan fundings	2.65%	2.51%
Segment cost to produce as % of mortgage loan fundings:
Non-Conforming wholesale	2.87%	2.62%
Non-Conforming retail	4.79%	3.76%
Conforming wholesale	2.42%	2.47%
Conforming retail	3.08%	2.46%

        Our cost to produce increased in the three months ended March 31, 2005 from the prior year level in the same period, primarily due to the relatively flat production segment fixed expenses in 2005, including branch personnel and facilities, which supported a lower origination volume in the first quarter of 2005 as compared to the first quarter of 2004. The increase also was attributable to additional expenses related to our portfolio of loans held for investment, including portfolio management personnel and increased accounting and legal costs. We expect our cost to produce as a percentage of total mortgage loan fundings to decrease throughout the remainder of 2005 based upon the improvement of our funding volumes during the quarter, our forecast of relatively flat fixed costs supporting an increase in origination volume, and our continued focus on improving cost efficiencies within the production segments.

        Non-Conforming Wholesale Segment.    Our non-conforming wholesale segment net cost to produce increased in three months ended March 31, 2005 from the three months ended March 31, 2004, primarily due to the relative increase of fixed expenses and corporate overhead to loan volume, due to the 13.0% decrease in loan fundings in the first quarter of 2005 as compared to the first quarter of 2004. Origination volumes are expected to increase in the second quarter of 2005 due to seasonal upswings in the mortgage market, the hiring of additional account executives and continued maturation of our origination offices.

        Non-Conforming Retail Segment.    The increase in our non-conforming retail segment cost to produce reflects a lower origination volume, a reduction in the fees collected due mainly to increased pricing competition, and a higher percentage in 2005 of second lien originations, which generate lower fee income. We expect the segment's cost to produce to improve throughout the remainder of 2005 due to reductions in marketing expenses combined with an increase in origination volumes as we expand our relationship-based and affinity-lending programs.

        Conforming Wholesale Segment.    Our conforming wholesale segment cost to produce decreased in the three months ended March 31 2005 from the three months ended March 31, 2004, primarily due to a decrease in fixed expenses in 2005 combined with a 27.2% increase in loan fundings in the first quarter of 2005 as compared to the same period in 2004. In the second half of 2004, we evaluated each conforming wholesale branch for profitability and closed those branches with negative contributions. Cost to produce is expected to continue to improve throughout 2005 due to continued operational efficiency initiatives, including the implementation of our new loan origination system.

        Conforming Retail Segment.    The increase in the cost to produce of our conforming retail segment in the three months ended March 31, 2005, primarily reflects a decrease in fee revenue due to market price competition and a decrease in revenue from loans brokered to other mortgage companies. We opened five new branches during the first quarter of 2005, and we anticipate an increase in origination volume and a decrease in cost to produce throughout the remainder of 2005.

Investment Portfolio

        The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of March 31, 2005 (in thousands):

  Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,326,779	45.7%	6.9%	622	$169	83.3%	90.8%
Stated Income Wage Earner	1,453,617	28.6%	6.8%	690	219	80.9%	95.0%
Stated Income Self Employed	800,980	15.7%	7.0%	670	222	80.1%	93.2%
24 Month Bank Statements	226,535	4.4%	6.8%	629	236	83.6%	91.5%
12 Month Bank Statements	252,834	5.0%	6.9%	641	220	83.2%	91.8%
Limited Documentation	30,585	0.6%	7.0%	631	191	82.4%	92.2%

Total	$5,091,330	100.0%	6.9%	651	$194	82.1%	92.5%

  Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$363,170	7.1%	7.9%	530	$141	80.1%	81.3%	81.6%
550 – 599	718,168	14.1%	7.4%	575	162	82.6%	85.3%	75.0%
600 – 649	1,256,688	24.7%	6.8%	627	193	82.6%	91.3%	63.1%
650 – 699	1,716,780	33.7%	6.7%	674	213	82.0%	95.8%	27.4%
700 or greater	1,036,524	20.4%	6.5%	734	221	82.2%	97.1%	22.1%

Total	$5,091,330	100.0%	6.9%	651	$194	82.1%	92.5%	45.7%

  Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,776,895	34.9%	7.2%	628	$145	82.2%	90.4%	52.2%
2/28 LIBOR ARM IO	2,853,342	56.0%	6.6%	664	247	82.2%	94.1%	39.9%
3/27 LIBOR ARM	142,524	2.8%	7.3%	626	146	82.1%	89.5%	60.9%
3/27 LIBOR ARM IO	190,666	3.7%	6.6%	660	241	80.7%	90.6%	52.2%
5/25 Treasury ARM	25,003	0.5%	6.3%	656	167	79.2%	86.5%	59.4%
5/25 Treasury ARM IO	62,679	1.2%	6.1%	674	257	81.5%	90.3%	67.5%
Fixed Rate	23,106	0.5%	7.9%	710	114	84.3%	88.9%	50.1%
Fixed Rate IO	6,912	0.2%	6.9%	697	197	81.4%	94.3%	57.1%
6 Month ARM	840	0.0%	6.5%	717	168	82.0%	95.1%	42.9%
6 Month ARM IO	9,363	0.2%	6.8%	678	260	80.9%	93.9%	24.5%

Total	$5,091,330	100.0%	6.9%	651	$194	82.1%	92.5%	45.7%

Core Financial Measures

  Core Net Income and Core Earnings Per Share (Diluted)

        Core net income and core earnings per share (diluted) are non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of core net income and core earnings per share (diluted) provides useful information to investors regarding financial performance because this measure excludes the non-cash mark to market gains or losses on interest rate swap and cap agreements. The presentation of core net income and core earnings per share (diluted) is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

        As required by Regulation G, a reconciliation of net income and earnings per share (diluted) in the consolidated statements of operations, presented in accordance with GAAP, to core net income and core earnings per share (diluted) is provided below for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Core net income:
Net income (loss)	$42,104	(3,771)
Less: mark to market (gain) loss on portfolio derivatives included in "Other income (expense)—portfolio derivatives"
Mark to market-interest rate swaps	(20,558)	4,755
Mark to market-interest rate cap	(70)	1,507

Total mark to market on portfolio derivatives	(20,628)	6,262

Core net income	$21,476	2,491

Core earnings per share (diluted):
Income available to common shareholders	$42,104	(3,771)
Less: mark to market (gain) loss on portfolio derivatives	(20,628)	6,262

Core income available to common shareholders	$21,476	2,491

Earnings (loss) per share—diluted	$0.87	(0.08)
Core earnings per share—diluted	$0.44	0.05
Diluted weighted average common shares outstanding	48,519,518	48,325,860

        Core net income for the three months ended March 31, 2005 was $21.5 million, or core earnings per share (diluted) of $0.44, an increase of $19.0 million from the $2.5 million core net income, or core earnings per share (diluted) of $0.05 for the first quarter of 2004. Core net income in the three months ended March 31, 2005 was higher that the three months ended March 31, 2004 due to the growth of the investment portfolio.

  Core Net Interest Income and Margin

        Core net interest income after provision for loan losses is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of core net interest income after provision for loan losses provides useful information to investors because this measure includes the effect of the net cash settlements on the existing interest rate swap and cap agreements economically hedging the variable rate debt financing the portfolio of mortgage loans and the net cash settlements incurred or paid to terminate those derivatives prior to maturity. Core net interest income after provision for loan losses does not include the net cash settlements incurred or paid to terminate swaps or caps related to loans ultimately sold. The presentation of core net interest income after provision for loan losses is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

        As required by Regulation G, a reconciliation of net interest income after provision for loan losses in the consolidated statements of operations, presented in accordance with GAAP, to core net interest income after provision for loan losses is provided below for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net interest income after provision for loan losses	$43,693	23,288
Plus: net cash settlements received (paid) on portfolio derivatives included in "Other income (expense)—portfolio derivatives	(286)	(3,570)

Core net interest income after provision for loan losses	$43,407	19,718

Interest income loans held for investment	$82,836	27,590
Interest expense loans held for investment	38,608	7,165
Plus: net cash settlements received (paid) on portfolio derivatives	286	3,570

Core interest expense—loans held for investment	38,894	10,735

Core net income loans held for investment	43,942	16,855
Provision for loan losses loans held for investment	4,494	2,179

Core net interest income loans held for investment after provision for loan losses	39,448	14,676
Net interest income loans held for sale	3,959	5,042

Core net interest income after provision for loan losses	$43,407	19,718

Core Yield Analysis:
Yield on loans held for investment	6.8%	6.6%
Cost of financing for loans held for investment	3.3%	2.0%
Net cash settlements (received) paid on portfolio derivatives	0.0%	1.0%

Core cost of financing for loans held for investment	3.3%	3.0%

Net yield on loans held for investment	3.6%	4.9%
Net cash settlements received (paid) on portfolio derivatives	0.0%	(1.0)%

Core net yield on loans held for investment	3.6%	3.9%
Provision for loan losses—loans held for investment	(0.4)%	(0.4)%

Core yield on loans held for investment after provision for loan losses	3.2%	3.5%

Yield-net interest income on loans held for sale and loans held for investment after provision for loan losses	3.3%	4.6%
Net cash settlements received (paid) on portfolio derivatives	0.0%	(0.7)%

Core yield—net interest income on loans held for sale and loans held for investment after provision for loan losses	3.3%	3.9%

        Core net interest income after provision for loan losses was $43.4 million for the three months ended March 31, 2005, a 3.3% core net interest margin, an increase of $23.7 million compared to $19.7 million for the three months ended March 31, 2004, a 3.9% core net interest margin. Core net interest margin in the three months ended March 31, 2005 is lower the three months ended March 31, 2004 due to the generally lower net interest margins available on loans held for investment added to the portfolio over the course of 2004.

Impact of New Accounting Standards

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payments" (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. Statement No. 123R is effective for interim or annual reporting periods beginning after June 15, 2005. In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005. We have adopted the fair value method of accounting for our grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award's vesting period. Management believes that the implementation of Statement 123R will not have a material effect on our results of operations or statements of condition.

Effect of Inflation

        Inflation effects us most significantly in the effect it has on interest rates and real estate values. Our level of loan originations is affected by the level and trends of interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank raises short-term interest rates in an attempt to prevent inflation) and decrease during periods of low inflation. In addition, inflation of real estate values increases the equity homeowners have in their homes and increases the volume of refinancing loans we can originate as borrowers draw down on the increased equity in their homes. We believe that real estate inflation will improve the performance of the loans originated by us in the past, reducing delinquencies and defaults, as borrowers protect or borrow against the equity in their homes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General

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

        The interest rates on our hybrid ARM loans held for investment are fixed for the first two to three years of the loan, after which the interest rates reset every six months to the then-current market rate. The interest rates on the bonds financing these loans reset to current market rates each month during the entire term of the loan. During the period we are receiving fixed rate payments on our loans, we use interest rate swaps to pay fixed to the swap counter-party, and receive variable interest rate payments which match the interest rates on our financing interest costs. The swap of "variable for fixed" rates allows us to match fund our loans during the fixed period of the loans.

        There have not been any significant changes in our interest rate risk profile and our strategies to manage interest rate risk from December 31, 2004 to March 31, 2005. For further information on our interest rate risk profile, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" contained in our 2004 Form 10-K.

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

        Conversely, if interest rates rise, the rate of prepayment on our mortgage assets during the initial fixed pay period of the assets' life may decrease. Decreased prepayments would cause us to amortize the deferred origination costs of our ARM assets over a longer time period, resulting in an increased yield on our mortgage assets.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer, Michael J. Sonnenfeld, and our principal accounting officer, Robert G. Partlow, evaluated as of March 31, 2005, the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

        In connection with the evaluation described above, our principal executive officer and principal accounting officer identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS.

        There have been no material legal proceedings initiated or terminated during the quarter ended March 31, 2005, and there have been no material developments in ongoing material legal proceedings during the quarter ended March 31, 2005. For information on material legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on March 25, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

ITEM 5.    OTHER INFORMATION.

        On February 23, 2005, the Compensation Committee of the Board of Directors awarded annual bonuses for services performed in fiscal year 2004 to our Chief Executive Officer and our other four most highly compensated executive officers (the "named executive officers") and approved the 2005 salary increases for the named executive officers. The annual bonuses were based on the achievement of the specific performance goals and business criteria set forth in the employment agreements of each of the named executive officers, which agreements previously have been filed with the SEC as Exhibits 10.7 through 10.12 to our Registration Statement on Form S-11, as amended (File No. 333-114802) (Form S-11), and were disclosed in our Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders. The 2004 bonuses and 2005 annual salaries are filed as Exhibit 10.4 to this Form 10-Q.

        On February 23, 2005, the Compensation Committee also approved the Executive Incentive Compensation Plan (Bonus Plan), which is filed as Exhibit 10.1 to this Form 10-Q, to reward the named executive officers and certain other executive officers that make a significant contribution to our growth and profitability. The Bonus Plan was established pursuant to the Fieldstone Investment Corporation Equity Incentive Plan, which was approved by our stockholders in November 2003 and is filed as Exhibit 10.1 to the Form S-11. Under the Bonus Plan, cash bonuses, if any, will be calculated based upon the level of achievement of both financial and performance components. The financial component consists of a minimum to maximum target range for our 2005 net income. The performance component consists of the level of achievement by the Bonus Plan participant of certain critical objectives established and approved by the Compensation Committee. The receipt of any cash bonus under the Bonus Plan by a named executive officer is contingent upon the achievement of the minimum net income target. If the minimum net income target is achieved, the named executive officer's preliminary bonus amount will be prorated based upon our actual net income. This prorated bonus amount may be reduced, but may not be increased, based on the level of achievement by the named executive officer of his critical objectives.

        The maximum 2005 bonus amounts established by the Compensation Committee for the named executive officers are 200% of annual salary for the Chief Executive Officer and 175% of annual salary for the other named executive officers. Receipt by a named executive officer of the maximum 2005 bonus amount will require achievement of the maximum net income target and an assessment by the Compensation Committee that the named executive officer has exceeded all of his critical objectives.

ITEM 6.    EXHIBITS.

        The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION (registrant)
Date: May 16, 2005	By:	/s/ MICHAEL J. SONNENFELD Michael J. Sonnenfeld President and Chief Executive Officer
Date: May 16, 2005	By:	/s/ ROBERT G. PARTLOW Robert G. Partlow Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Executive Incentive Compensation Plan (filed herewith)
10.2*	Form of Nonqualified Stock Option Agreement with Dividend Equivalents
10.3**	Form of Performance Share Agreement
10.4	Summary of Named Executive Officers' 2004 Bonuses and 2005 Annual Salary Increases (filed herewith)
10.5***	Second Amended and Restated Master Repurchase Agreement, dated March 31, 2005 among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*
Incorporated by reference to Exhibit 10.1 to Fieldstone Investment Corporation's Current Report on Form 8-K filed with the SEC on May 4, 2005

**
Incorporated by reference to Exhibit 10.2 to Fieldstone Investment Corporation's Current Report on Form 8-K filed with the SEC on May 4, 2005

***
Incorporated by reference to Exhibit 10.1 to Fieldstone Investment Corporation's Report on Form 8-K filed with the SEC on April 5, 2005

†
Denotes a management contract or compensatory plan.

QuickLinks

Table of Contents
PART I
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES Consolidated Statements of Condition March 31, 2005 and December 31, 2004 (In thousands, except share and per share data)
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Three Months Ended March 31, 2005 and 2004 (Unaudited; in thousands, except share and per share data)
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004 (Unaudited; in thousands)
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2005 and 2004 (Unaudited)
PART II
SIGNATURES
EXHIBIT INDEX