Form 10-Q
period 2005-06-30
FIELDSTONE INVESTMENT CORP
filed 2005-08-12
CIK 1271831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 000-50938

Fieldstone Investment Corporation

(Exact name of registrant as specified in its charter)

Maryland	74-2874689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11000 Broken Land Parkway Columbia, MD	21044
(Address of principal executive offices)	(Zip Code)

(410) 772-7200
(Registrant’s telephone number, including area code)

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On August 12, 2005, the issuer had 48,835,876 shares of common stock outstanding.

Table of Contents

Part I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Consolidated Statements of Condition	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Executive Overview	18
	Key Components of Financial Results of Operations	18
	Critical Accounting Policies	19
	Results of Operations	22
	Consolidated Statements of Condition	29
	Business Segment Results	33
	Liquidity and Capital Resources	38
	Commitments and Contingencies	40
	REIT Taxable Income	41
	Other Operational and Investment Portfolio Data	42
	Impact of New Accounting Standards	49
	Effect of Inflation	50
Item 3	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51

Part II	OTHER INFORMATION	51

Item 1.	Legal Proceedings	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 5.	Other Information	52
Item 6.	Exhibits	53

PART I

ITEM 1.       FINANCIAL STATEMENTS.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Condition

June 30, 2005 and December 31, 2004
(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash	$38,435	61,681
Restricted cash	5,946	4,022
Mortgage loans held for sale, net	548,446	357,050

Mortgage loans held for investment	4,866,514	4,774,756
Allowance for loan losses—loans held for investment	(30,690)	(22,648)
Mortgage loans held for investment, net	4,835,824	4,752,108

Accounts receivable	7,204	9,326
Accrued interest receivable	23,417	22,420
Trustee receivable	95,561	91,082
Prepaid expenses and other assets	21,833	20,172
Derivative assets, net	28,237	20,161
Deferred tax asset, net	16,809	15,880
Furniture and equipment, net	9,205	9,815
Total assets	$5,630,917	5,363,717

Liabilities and Shareholders’ Equity
Warehouse financing—loans held for sale	$361,747	188,496
Warehouse financing—loans held for investment	670,004	521,506
Securitization financing	3,968,008	4,050,786
Reserve for losses—loans sold	38,411	33,302
Dividends payable	—	21,501
Accounts payable and accrued expenses	23,551	21,788
Total liabilities	5,061,721	4,837,379

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 48,835,876 and 48,855,876 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	488	489
Paid-in capital	497,244	497,147
Accumulated earnings	76,913	34,687
Unearned compensation	(5,449)	(5,985)
Total shareholders’ equity	569,196	526,338

Total liabilities and shareholders’ equity	$5,630,917	5,363,717

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2005 and 2004
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Interest income:
Loans held for investment	$80,574	42,408	163,410	69,998
Loans held for sale	14,226	6,139	19,598	12,591
Total interest income	94,800	48,547	183,008	82,589

Interest expense:
Loans held for investment	41,773	11,266	80,381	18,431
Loans held for sale	6,276	1,318	7,689	2,728
Total interest expense	48,049	12,584	88,070	21,159

Net interest income	46,751	35,963	94,938	61,430

Provision for loan losses—loans held for investment	6,863	6,778	11,357	8,957

Net interest income after provision for loan losses	39,888	29,185	83,581	52,473

Gains on sales of mortgage loans, net	27,254	12,950	36,923	27,118
Other income (expense)—portfolio derivatives	(9,432)	20,376	10,910	10,544
Fees and other income	144	988	537	1,831
Total revenues	57,854	63,499	131,951	91,966

Expenses:
Salaries and employee benefits	19,707	20,665	39,449	41,727
Occupancy	1,975	1,570	3,770	3,067
Depreciation and amortization	828	609	1,623	1,128
Servicing fees	1,743	1,272	4,347	1,926
General and administration	7,792	7,948	15,790	14,764
Total expenses	32,045	32,064	64,979	62,612

Income before income taxes	25,809	31,435	66,972	29,354

Provision for income tax expense	(2,734)	(1,312)	(1,793)	(3,002)

Net income	$23,075	30,123	65,179	26,352

Earnings per share of common stock:
Basic	$0.47	0.62	1.34	0.54
Diluted	$0.47	0.62	1.34	0.54

Basic weighted average common shares outstanding	48,462,126	48,325,860	48,462,057	48,325,860
Diluted weighted average common shares outstanding	48,462,126	48,522,174	48,462,057	48,554,060

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004
(Unaudited; in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$65,179	26,352

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,623	1,128
Amortization of deferred origination costs—loans held for investment	10,786	3,507
Amortization of securitization issuance costs	4,107	1,066
Amortization of bond discount	148	230
Provision for losses—loans sold	6,128	7,396
Provision for loan losses—loans held for investment	11,357	8,957
(Increase) decrease in restricted cash	(1,924)	3,153
(Increase) decrease in accounts receivable	2,122	(3,875)
Increase in accrued interest receivable	(997)	(10,697)
Increase in receivable due from trustee	(4,479)	(8,022)
Funding of mortgage loans held for sale	(2,012,328)	(1,696,249)
Proceeds from sales of mortgage loans held for sale	2,350,536	1,853,377
Increase in prepaid expenses and other assets	(2,457)	(4,827)
Increase in deferred tax asset, net	(929)	(1,532)
Increase in derivative assets, net	(8,076)	(13,747)
Increase (decrease) in accounts payable and accrued expenses	1,763	(8,282)
Stock compensation expense	1,017	1,108
Net cash provided by operating activities	423,576	159,043

Cash flows from investing activities:
Funding of mortgage loans held for investment	(1,469,177)	(1,958,303)
Payments of mortgage loans held for investment	823,559	121,228
Purchase of furniture and equipment, net	(1,013)	(4,322)
Proceeds from sale of real estate owned	5,825	1,189
Net cash used in investing activities	(640,806)	(1,840,208)

Cash flows from financing activities:
Proceeds from warehouse financing—loans held for sale	2,184,318	1,648,249
Repayment of warehouse financing—loans held for sale	(2,011,067)	(1,809,225)
Proceeds from warehouse financing—loans held for investment	917,098	2,246,664
Repayment of warehouse financing—loans held for investment	(768,600)	(1,915,354)
Proceeds from securitization financing	728,625	1,496,864
Repayment of securitization financing	(811,551)	(106,580)
Dividends paid	(44,454)	(3,420)
Costs relating to the issuance of common stock	(423)	—
Proceeds from exercise of stock options	38	—
Net cash provided by financing activities	193,984	1,557,198
Net decrease in cash	(23,246)	(123,967)
Cash at the beginning of the period	61,681	158,254
Cash at the end of the period	$38,435	34,287

Supplemental disclosures:
Cash paid for interest	$87,290	27,810
Cash paid (received) for taxes	(116)	8,350

Noncash investing and financing activities:
Transfer from mortgage loans held for sale to real estate owned	405	226
Transfer from mortgage loans held for investment to real estate owned	12,558	—
Transfer from mortgage loans held for investment to mortgage loans held for sale, net	530,830	—

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(Unaudited)

(1)    Organization

(a)  Organization

Fieldstone Mortgage Company (FMC) was incorporated in the State of Maryland on April 27, 1995 under the name Fieldstone Management Company. Fieldstone Investment Corporation (FIC) was incorporated in the State of Maryland on August 20, 2003, as a wholly owned subsidiary of Fieldstone Holdings Corp. (FHC). FHC was incorporated in the State of Delaware in February 1998. In July 1998, FHC purchased 100% of the shares of FMC. Prior to 2003, FHC operated as a taxable C corporation. Effective January 1, 2003, FHC elected to be taxed as an S Corporation.

In November 2003, FHC merged with and into FIC, with FIC as the surviving entity, in a transaction that was accounted for as a merger of entities under common control whereby the historical cost basis of the assets and liabilities was retained. Effective with the merger in November 2003, FIC elected to be taxed as a Real Estate Investment Trust (REIT) for federal income tax purposes, and FMC, its wholly owned subsidiary, elected to be taxed as a Taxable REIT Subsidiary (TRS).

On February 3, 2004, FIC formed two wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp. (FMOC) and Fieldstone Servicing Corp. (FSC), as Maryland corporations, which are treated as qualified REIT subsidiaries. FMOC holds securities and ownership interests in owner trusts and other financing vehicles, including securities issued by FIC or on FIC’s behalf. FMOC holds the residual interest in FIC’s securitized pools of mortgage loans, as well as any derivatives designated as economic interest rate hedges related to securitized debt. FSC holds the rights to direct the servicing of the mortgage loans held for investment.

During the second quarter of 2005, FIC formed two wholly owned, limited purpose financing subsidiaries, Fieldstone Mortgage Investment Corporation (FMIC), a Maryland corporation, and Fieldstone Investment Funding LLC (FIF), a Delaware limited liability company, which are treated as qualified REIT subsidiaries.  FMIC was formed for the purpose of facilitating the financing and sale of mortgage loans and mortgage-related assets by issuing and selling securities secured primarily by, or evidencing interests in, mortgage loans and mortgage-related assets.  FIF was formed for the purpose of facilitating the financing of mortgage loans  through a conduit commercial paper facility.

FMC originates, purchases, and sells, non-conforming and conforming residential mortgage loans and engages in other activities related to mortgage banking. FMC originates residential mortgage loans through over 4,700 independent mortgage brokers serviced by 15 regional wholesale operations centers and a network of retail branch offices located throughout the country.

The accompanying unaudited consolidated financial statements include the accounts of Fieldstone Investment Corporation and its subsidiaries (together, the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior period’s unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or the fiscal year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(b)  Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical estimates include (i) an estimate of the future loan prepayment rate of mortgage loans held for investment, which is used in the calculation of deferred origination and bond issuance cost amortization; (ii) an estimate of losses inherent in mortgage loans held for investment, which is used to determine the related allowance for loan losses and realizable value of the Company’s accrued interest receivable and (iii) an estimate of the representation and warranty liabilities related to the sale of mortgage loans.  Actual results could differ from those estimates. Amounts on the consolidated statements of operations most affected by the use of estimates are the reserve for losses—loans sold (which is a component of gains on sales of mortgage loans, net), provision for loan losses—loans held for investment, interest income – loans held for investment, derivative valuations (which are a component of other income (expense)—portfolio derivatives), stock-based compensation (which is a component of salaries and employee benefits) and deferred origination and issuance costs (which are components of net interest income after provision for loan losses for loans held for investment and gains on sales of mortgage loans, net, for loans held for sale).

(2)    Mortgage Loans Held for Sale and Reserve for Losses—Loans Sold

Mortgage loans that the Company acquires or originates with the intent to sell in the foreseeable future are initially recorded at cost including any premium paid or discount received, adjusted for the fair value change during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
Mortgage loans held for sale	$545,159	356,408
Net deferred origination costs	1,700	1,031
Premium, net of discount	2,445	1,505
Allowance for lower of cost or market value	(858)	(1,894)
Total	$548,446	357,050

In April 2005, management determined that the forecasted rate of return on approximately $640 million of loans held for investment but not yet securitized did not meet our minimum return levels for investment of capital, and transferred these loans from held for investment to held for sale.  Once classified as held for sale, on April 20, 2005, the TRS purchased these loans from the REIT at a gross price of 102.7%, which management estimated to be the fair value of the loans on the transfer date as determined by current market conditions and recent loan sale commitments.  The TRS, which is in the business of selling pools of loans on a whole-loan basis, solicited third-party bids for the purchase of a pool of non-conforming mortgage loans, including the loans purchased from the REIT.  On April 21, 2005, upon receipt and review of firm commitment bids, the TRS committed to sell a pool of approximately $1.0 billion of non-conforming mortgage loans to a third-party at a gross price of 103.5%. The third-party sale closed in May 2005.

The Company maintains a reserve for its representation and warranty liabilities related to the sale of loans and for its contractual obligations to rebate a portion of any premium paid by an investor when a sold loan prepays within an agreed period. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold, and is calculated as the fair value of liabilities reasonably estimated to occur during the life of the related sold loans. The provision is recorded as a reduction of gains on sales of mortgage loans.  The adequacy of this reserve for losses – loans sold is reviewed on a quarterly basis and adjusted, as necessary, based on this review.

The reserve for losses—loans sold is summarized as follows for the six months ended June 30, 2004 and 2005 (in thousands):

Balance at December 31, 2003	$31,965
Provision	7,396
Realized losses	(4,162)
Recoveries	609
Balance at June 30, 2004	$35,808

Balance at December 31, 2004	$33,302
Provision	6,128
Realized losses	(1,102)
Recoveries	83
Balance at June 30, 2005	$38,411

Historically, the Company has experienced substantially all of its representation and warranty losses on loans sold during the first three years following the sale. The reserve for losses—loans sold as of June 30, 2005 and 2004 primarily relate to loan sales, which approximated $14.3 billion during the period of July 1, 2002 through June 30, 2005 and $12.9 billion during the period July 1, 2001 through June 30, 2004, respectively.

(3)    Mortgage Loans Held for Investment and Allowance for Loan Losses

The Company originates fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans are initially recorded at cost including any premium or discount and deferred loan fees and costs. These mortgage loans are financed with warehouse debt until they are pledged as collateral for securitization financing. The Company is exposed to risk of loss from its mortgage loan portfolio and establishes an allowance for loan losses taking into account a variety of criteria, including the contractual delinquency status, market delinquency roll rates and market historical loss severities. The adequacy of this allowance for loan loss is reviewed on a quarterly basis and adjusted, as necessary, based on this review.

The following is a detail of the mortgage loans held for investment, net as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Mortgage loans held for investment—securitized	$4,082,938	4,156,790
Mortgage loans held for investment—warehouse financed	745,631	578,273
Net deferred origination fees and costs	37,945	39,693
Mortgage loans held for investment	4,866,514	4,774,756
Allowance for loan losses—loans held for investment	(30,690)	(22,648)
Mortgage loans held for investment, net	$4,835,824	4,752,108

The allowance for loan losses—loans held for investment is summarized as follows for the six months ended June 30, 2004 and 2005 (in thousands):

Balance at December 31, 2003	$2,078
Provision	8,957
Charge—offs	(1)
Recoveries	—
Balance at June 30, 2004	$11,034

Balance at December 31, 2004	$22,648
Provision	11,357
Charge—offs	(3,660)
Recoveries	345
Balance at June 30, 2005	$30,690

Mortgage loans held for investment, which were on non-accrual status for interest income recognition due to delinquencies greater than 90 days, were $63.9 million, $40.6 million and $12.1 million as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

(4)    Warehouse Financing, Loans Held for Sale and Loans Held for Investment

At June 30, 2005, the Company had a total of $1.75 billion of committed warehouse lines of credit and repurchase facilities with five financial entities.  At December 31, 2004, the Company had a total of $1.9 billion of warehouse lines of credit and repurchase facilities with six financial entities, of which $1.85 billion of the total funds available were committed facilities and $50.0 million were uncommitted.  The facilities are accounted for as short-term liabilities, secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

Warehouse lines of credit and repurchase facilities consist of the following at June 30, 2005 and December 31, 2004 (dollars in millions):

Agreements as of June 30, 2005			Amount Outstanding as of
Lender	Amount Available	Maturity Date	June 30, 2005	December 31, 2004
Countrywide Warehouse Lending	$100.0	July 2005	$66.3	21.5
Credit Suisse First Boston Mortgage Capital	500.0	February 2006	419.1	291.1
Guaranty Bank Warehouse Facility	0.0	Not renewed	0.0	25.6
JP Morgan Chase Bank	150.0	April 2006	123.1	77.3
Lehman Brothers Bank	500.0	December 2005	329.1	228.0
Merrill Lynch Bank USA	500.0	November 2005	94.2	66.5
Total	$1,750.0		$1,031.8	710.0

The interest rates are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees. A summary of coupon interest expense and facility fees, included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the warehouse lines of credit and repurchase facilities for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$7,859	3.8%	$3,969	2.0%
Facilities fees	798	0.4%	943	0.4%
Total	$8,657	4.2%	$4,912	2.4%

	Six Months Ended June 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$13,342	3.6%	$7,686	1.9%
Facilities fees	1,632	0.4%	1,863	0.5%
Total	$14,974	4.0%	$9,549	2.4%

The warehouse lines and repurchase facilities generally have a term of 364 days or less. Management expects to renew these lines of credit prior to their respective maturity dates. The Countrywide Warehouse Lending facility has been renewed through August 2006.  The credit facilities are secured by substantially all of our unsecuritized mortgage loans and contain customary financial and operating covenants that require us to maintain specified levels of liquidity and net worth, restrict indebtedness and investments and require compliance with applicable laws. The Company was in compliance with all of these covenants at June 30, 2005 and December 31, 2004, respectively.

(5)    Securitization Financing

During the six months ended June 30, 2005, the Company issued $0.7 billion of additional mortgage-backed bonds through securitization trusts to finance the Company’s portfolio of loans held for investment. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average life of the bonds is approximately 23 months, and is based on assumptions made by management. The actual period from inception to maturity may differ from expectations. The bonds are repaid from the cash flows received from the mortgage loans pledged to the trust.

The following is a summary of the securitization series issued during the six months ended June 30, 2005 (dollars in millions):

FMIT 2005-1
Bonds issued	$729
Loans pledged	$750
Deferred bond issuance costs	$2.7
Financing costs—LIBOR plus	0.12-2.00%

The average securitization financing outstanding was $4.2 billion for the three and six months ended June 30, 2005, $1.7 billion and $1.3 billion for the three and six months ended June 30, 2004 and $2.3 billion for the year ended December 31, 2004. The unamortized bond issuance costs at June 30, 2005 and December 31, 2004 were $11.0 million and $12.5 million, respectively.

A summary of interest expense, amortization of deferred issuance costs and original issue discount, and the weighted average cost of funds of the securitization financing for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$37,198	3.5%	$6,850	1.5%
Amortization of deferred costs	2,109	0.2%	700	0.2%
Amortization of bond discount	85	0.0%	122	0.0%
Total interest expense—securitization financing	$39,392	3.7%	$7,672	1.7%

	Six Months Ended June 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$68,841	3.3%	$10,314	1.6%
Amortization of deferred costs	4,107	0.2%	1,066	0.2%
Amortization of bond discount	148	0.0%	230	0.0%
Total interest expense—securitization financing	$73,096	3.5%	$11,610	1.8%

The following is a summary of the outstanding securitization bond financing by series as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
FMIT Series 2005-1	$690,744	—
FMIT Series 2004-5	768,013	861,403
FMIT Series 2004-4	692,985	816,527
FMIT Series 2004-3	714,969	879,659
FMIT Series 2004-2	502,954	692,854
FMIT Series 2004-1	353,117	484,025
FMIC Series 2003-1	245,578	316,817
	3,968,360	4,051,285
Unamortized bond discount	(352)	(499)
Total securitization financing	$3,968,008	4,050,786

The current carrying amount of the mortgage loans pledged to the securitization trusts was $4.1 billion and $4.2 billion as of June 30, 2005 and December 31, 2004, respectively.

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

The Company originates loans through two channels: a non-conforming channel and a conforming channel, each of which operates both wholesale and retail divisions. The Investment Portfolio segment primarily includes the net interest income earned by the loans held for investment. In addition, the Company has a Corporate segment that includes the timing and other differences between revenues and costs recognized for GAAP as compared to amounts allocated to the production segments. The Corporate segment also includes the effects of the deferral and capitalization of net origination costs as required by FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Financial information by segment is evaluated regularly by management and used in decision-making relating to the allocation of resources and the assessment of company performance. The Company manages the business on a pre-tax basis and therefore all income tax expense or benefit is allocated to the Corporate segment. For the purposes of segment information provided in the tables below, certain fees, origination costs, and other expenses recorded as a component of gains on sale of mortgage loans, net, have been reflected in total revenues or total expenses consistent with intercompany allocations reported to the Company’s management. Also, gain on sale revenue is recognized at the time of funding by the production segments as if all loans will be sold, and adjusted in the Corporate segment to reflect the actual gain on sale recognizable for GAAP revenue reporting on the loans that are sold. In addition, net interest income is recognized on origination volume by the production segments and adjusted in the Corporate segment for the actual net interest income earned. The Corporate segment includes reconciling amounts necessary for the segment totals to agree to the consolidated financial statements.

The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, net, trustee receivable, derivative assets, net and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Non-Conforming—wholesale	$372,492	228,653
Non-Conforming—retail	37,280	27,014
Conforming—wholesale	101,418	77,691
Conforming—retail	39,901	27,104
Investment Portfolio	4,960,279	4,863,544
Corporate	119,547	139,711
Total	$5,630,917	5,363,717

Operating results by business segment for the three months ending June 30, 2005 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidation
Revenues:
Interest income	$8,928	1,058	1,075	429	80,574	2,736	94,800
Interest expense	4,987	553	902	301	41,773	(467)	48,049
Net interest income	3,941	505	173	128	38,801	3,203	46,751
Provision for loan losses—loans held for investment	—	—	—	—	(6,863)	—	(6,863)
Gains on sales of mortgage loans, net	33,792	8,545	1,648	2,052	—	(18,783)	27,254
Other income (expense)—portfolio derivatives	—	—	—	—	(9,432)	—	(9,432)
Fee and other income	—	163	—	453	(570)	98	144
Total revenues	37,733	9,213	1,821	2,633	21,936	(15,482)	57,854
Total expenses	25,299	8,886	2,344	3,773	2,014	(10,271)	32,045
Income (loss) before income taxes	12,434	327	(523)	(1,140)	19,922	(5,211)	25,809
Provision for income tax expense	N/A	N/A	N/A	N/A	N/A	(2,734)	(2,734)
Net income (loss)	$12,434	327	(523)	(1,140)	19,922	(7,945)	23,075

Operating results by business segment for the three months ending June 30, 2004 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidation
Revenues:
Interest income	$3,801	534	1,229	575	42,408	—	48,547
Interest expense	653	92	405	168	11,266	—	12,584
Net interest income	3,148	442	824	407	31,142	—	35,963
Provision for loan losses—loans held for investment	—	—	—	—	(6,778)	—	(6,778)
Gains on sales of mortgage loans, net	36,407	9,774	1,382	3,211	—	(37,824)	12,950
Other income (expense)—portfolio derivatives	—	—	—	—	20,376	—	20,376
Fee and other income	—	176	—	668	—	144	988
Total revenues	39,555	10,392	2,206	4,286	44,740	(37,680)	63,499
Total expenses	29,682	10,194	2,919	3,852	1,777	(16,360)	32,064
Income (loss) before income taxes	9,873	198	(713)	434	42,963	(21,320)	31,435
Provision for income tax expense	N/A	N/A	N/A	N/A	N/A	(1,312)	(1,312)
Net income (loss)	$9,873	198	(713)	434	42,963	(22,632)	30,123

Operating results by business segment for the six months ending June 30, 2005 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidation
Revenues:
Interest income	$14,946	1,868	2,150	777	163,410	(143)	183,008
Interest expense	8,062	943	1,766	555	80,381	(3,637)	88,070
Net interest income	6,884	925	384	222	83,029	3,494	94,938
Provision for loan losses—loans held for investment	—	—	—	—	(11,357)	—	(11,357)
Gains on sales of mortgage loans, net	55,775	14,925	3,054	3,962	—	(40,793)	36,923
Other income (expense)—portfolio derivatives	—	—	—	—	10,910	—	10,910
Fee and other income	—	350	—	809	(771)	149	537
Total revenues	62,659	16,200	3,438	4,993	81,811	(37,150)	131,951
Total expenses	46,449	17,308	4,644	7,122	4,998	(15,542)	64,979
Income (loss) before income taxes	16,210	(1,108)	(1,206)	(2,129)	76,813	(21,608)	66,972
Provision for income tax expense	N/A	N/A	N/A	N/A	N/A	(1,793)	(1,793)
Net income (loss)	$16,210	(1,108)	(1,206)	(2,129)	76,813	(23,401)	65,179

Operating results by business segment for the six months ending June 30, 2004 are as follows (in thousands):

`	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidation
Revenues:
Interest income	$8,232	1,247	2,110	1,002	69,998	—	82,589
Interest expense	1,531	228	677	292	18,431	—	21,159
Net interest income	6,701	1,019	1,433	710	51,567	—	61,430
Provision for loan losses—loans held for investment	—	—	—	—	(8,957)	—	(8,957)
Gains on sales of mortgage loans, net	65,010	19,644	2,785	6,382	—	(66,703)	27,118
Other income (expense)—portfolio derivatives	—	—	—	—	10,544	—	10,544
Fee and other income	—	355	—	1,114	—	362	1,831
Total revenues	71,711	21,018	4,218	8,206	53,154	(66,341)	91,966
Total expenses	53,663	20,222	5,470	7,449	2,441	(26,633)	62,612
Income (loss) before income taxes	18,048	796	(1,252)	757	50,713	(39,708)	29,354
Provision for income tax expense	N/A	N/A	N/A	N/A	N/A	(3,002)	(3,002)
Net income (loss)	$18,048	796	(1,252)	757	50,713	(42,710)	26,352

(7)    Stock-Based Compensation

On May 6, 2005, the Compensation Committee of the Board of Directors, pursuant to the Fieldstone Investment Corporation Equity Incentive Plan (the “Stock Plan”), granted to certain of our key officers and key employees, 138,400 non-qualified stock options with dividend equivalent rights (“Options with DERs”).  The exercise price was $12.70, which was the closing price of the Company’s common stock on the date of grant.  One hundred percent of the options vest on March 31, 2009 with a term expiring on March 31, 2012.  While the option is unvested, dividend equivalents are earned based on the number of option shares held and are deemed invested in phantom shares of the Company’s common stock at the closing price of the stock on the dividend payment date.  The phantom shares also will be credited with dividend equivalent rights at the same time and in the same amount as cash dividends are paid on the Company’s common stock.  The total value of dividend equivalents, adjusted for the change in value of the phantom shares from date of issuance through vest date, will be paid in cash at the time the option vests.

In accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company expenses its stock-based compensation by applying the fair value method to stock-based compensation using the Black-Scholes option pricing model.  Compensation cost of $23.6 thousand relating to the issuance of the stock options grant was recorded in salaries and employee benefits for the three months ending June 30, 2005.

The following table summarizes the weighted average fair value of the Options with DERs, determined using the Black-Scholes option pricing model, and the assumptions used in their determination.

Fair value, at date of grant	$4.56
Expected life in years	5.5
Annual risk-free interest rate	4.03%
Expected volatility	30%
Expected forfeitures	20%
Expected dividend yield	0.0%

On June 22, 2005, the Compensation Committee, pursuant to the Stock Plan, awarded a maximum of 65,040 shares of restricted stock to certain of our executive and senior officers subject to level of achievement of certain corporate performance objectives (the “performance shares”).  The performance shares were valued at $10.82 per share, with one hundred percent of the shares to vest on March 31, 2009.  The performance shares are shares of restricted stock that are subject to vesting requirements and can be earned based primarily on the Company’s achievement of certain return on equity targets for the period April 1, 2005 through December 31, 2006.  Compensation cost of $6.6 thousand relating to the issuance of the performance grant was recorded in salaries and employee benefits for the three months ending June 30, 2005.

(8)    Earnings Per Share

Information relating to the calculations of earnings per share (EPS) of common stock for the three and six months ended June 30, 2005 and 2004 is summarized as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$23,075	30,123	65,179	26,352
Dividends on unvested restricted stock	(176)	(37)	(176)	(37)
Adjusted net income used in EPS computation	$22,899	30,086	65,003	26,315

Weighted average shares outstanding	48,462,126	48,325,860	48,462,057	48,325,860
Earnings per share	$0.47	0.62	1.34	0.54

Diluted earnings per share:
Net income	$23,075	30,123	65,179	26,352
Dividends on unvested restricted stock	(176)	—	(176)	—
Adjusted net income used in EPS computation	$22,899	30,123	65,003	26,352

Weighted average shares outstanding	48,462,126	48,325,860	48,462,057	48,325,860
Dilutive effect of stock options and restricted stock	—	196,314	—	228,200
Weighted average shares outstanding, diluted	48,462,126	48,522,174	48,462,057	48,554,060

Diluted earnings per share	$0.47	0.62	1.34	0.54

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and six months ended June 30, 2005, all outstanding stock compensation awards were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2004, 46,000 stock options granted in February 2004 were excluded from the calculation of diluted earnings per share.  These stock compensation awards would have an antidilutive effect on earnings per share.

(9)    Commitments and Contingencies

(a)  Loan Commitments

At June 30, 2005 and December 31, 2004, the Company had origination commitments outstanding to fund approximately $631 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan comprised 95.9% and 96.9%, respectively, of the outstanding origination commitments at June 30, 2005 and December 31, 2004. The Company had forward delivery commitments to sell approximately $1.4 billion and $0.4 billion of loans at June 30, 2005 and December 31, 2004, respectively, of which $76.0 million and $63.1 million, respectively, were mandatory sales of mortgage backed securities and investor whole loan trades. At June 30, 2005 and December 31, 2004, the Company had a commitment to sell $400 million and $40 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

(b)  Legal Matters

In 2004, former shareholders of the Company, whose shares were redeemed for approximately $188.1 million following the closing of the private placement offering in November 2003, filed an action alleging that they are entitled to an additional post-closing redemption price payment of approximately $19.0 million. Presently, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the Company’s financial statements with respect to this claim. Regardless of the outcome, in the opinion of management, the final resolution of this dispute will not have a material effect on the Company’s business, financial condition or results of operations. If the Company is unsuccessful in defending this matter, the Company could be required to make a cash payment of approximately $19.0 million to the former shareholders. Any such payment would be accounted for as an increase in the redemption price of the shares, and accordingly, will be recorded as a reduction of paid in capital in the period in which the dispute is resolved, and will have no impact on the Company’s statements of operations. In addition, the Company could be required to pay interest or third-party costs associated with the litigation, which, if payable as part of a settlement, will be recorded to current period earnings.

We are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial position.

(9)    Subsequent Event

On July 27, 2005, FIC and FIF entered into a funding agreement with Credit Suisse, New York Branch, as Facility Agent, in which the Company may borrow funds under a conduit commercial paper facility (the “facility”) in an aggregate amount not to exceed $800 million.  This facility will be secured principally by various mortgage loans and related assets, which are to be purchased from time to time by FIF from FIC with amounts borrowed under the facility.  The facility is scheduled to remain open until July 26, 2006.  As of August 11, 2005, $188.6 billion was outstanding under this facility. This facility bears interest at an annual rate depending upon the type of mortgage loans securing the advance of LIBOR plus an additional percentage, which percentage includes an administration fee on the average daily outstanding balance of the facility.  This facility requires FIC to maintain specified levels of liquidity and net worth, as well as to maintain one or more committed loan facilities with an aggregate committed amount at least equal to $500 million.  FIF is required to pay a non-use fee of 0.125% on unused amounts that exceed certain thresholds relating to the average daily outstanding balance of the facility.

ITEM 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited financial statements and related notes for the fiscal year ended December 31, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Safe Harbor for Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements as such term is defined under Section 21E of the Securities Exchange Act of 1934, as amended. Any written or oral statement, made by or on our behalf, using words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “predicts,” “assumes,” “anticipates,” “plans,” “seeks,” and comparable terms, is a forward-looking statement. Forward-looking statements are not statements of historical fact, but rather are based on our views and assumptions regarding future events and performance, taking into account all information currently available to us. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, may be forward-looking statements.

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

Currently, our primary sources of income are the net interest income on our loans held for investment, and the gains on sales of mortgage loans held for sale which are sold servicing-released. Our current strategy is to retain a portion of our non-conforming loans in our REIT investment portfolio, to finance our portfolio of loans with mortgage-backed securities collateralized by those loans, and to continue to sell our conforming loans and the remainder of our non-conforming loans. The non-conforming loans that we retain meet our specific cash flow, credit and return requirements.

During the three months ended June 30, 2005, our net income was $23.1 million. Our earnings during the second quarter benefited from the sale of $1.5 billion of mortgage loans, $557 million of which were previously held for investment as of March 31, 2005, as well as increased net interest income on our growing portfolio of mortgage loans. The quarter’s earnings were reduced by a $12.1 million non-cash mark to market valuation loss on the interest rate swap and cap agreements used to economically hedge our variable rate debt financing the loans held for investment.

Our portfolio of loans held for investment, net, was $4.8 billion at June 30, 2005 and December 31, 2004. At June 30, 2005, our financing debt on the loans held in our portfolio was 8.1 times our equity. Based on the current size of our portfolio and management’s estimates and assumptions regarding expected future origination levels and market factors, in February 2005 we increased our target debt to equity ratio on our portfolio to 13 times our equity from 11 times our equity. We intend to continue to build our portfolio by retaining the majority of our non-conforming fundings; however, the percentage of loans we retain for the portfolio in any given period is likely to vary based upon the size of the portfolio we hold, prepayments and the availability of loans which meet our cash flow, credit and return criteria.

We use interest rate swaps and caps to economically hedge the variable rate financing costs for the fixed rate period of our two and three year hybrid mortgage loans held for investment. Because these derivatives are not designated as cash flow hedges under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair market value of the swaps and caps are recognized in current period earnings and reported in our consolidated statement of operations in “Other income (expense)—portfolio derivatives.” For example, in the first quarter of 2005, we recognized a $20.6 million mark to market gain as interest rates increased during the quarter; however, as interest rates declined slightly during the second quarter of 2005, we recognized a $12.1 million mark to market loss. We cannot predict the future path of interest rates, nor can we predict the magnitude by which these changes in the fair market value of our swaps and cap could cause our total revenue and net income to increase or decrease significantly during periods of interest rate volatility.

Key Components of Financial Results of Operations

Revenues

The principal factors that affect our revenues are interest rate volatility, origination volumes, sale margins on our loans held for sale, prepayment rates of our mortgage loans held for investment, and provision for loan losses on our investment portfolio. Rising interest rates may result in an increase in the mortgage rates we charge on our loan originations, but also will increase our costs of borrowing to finance the loans. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two years of the loan, but increase prepayments at or near the reset date of the loan, when the coupon resets to a margin over six-month LIBOR. After the reset date of the loans, our margins are subject to less volatility because the loans and the related debt will be adjusting based on the same interest rate index. In addition, rising interest rates generally will increase the fair value on the swaps and caps economically hedging our portfolio financing costs.

Expenses

The principal factors which lead to changes in our expenses are the current period funding volumes, the number of origination offices we operate, our staffing required to support our origination business, the balance of our investment portfolio incurring third-party servicing fee expenses and the corporate overhead required to support a publicly- traded company. As loan volumes increase, we generally would expect salaries, benefits and variable operating expenses to increase, net of deferred direct origination costs, including commissions. We also expect to incur incremental expenses in 2005 due to costs related to enhanced portfolio analytic tools, higher audit and legal fees, and increased amortization expense as our new loan origination software becomes fully operational.

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

Securitizations

We must comply with the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (Statement No. 140) and Financial Interpretation Number 46R, “Consolidation of Variable Interest Entities,” (FIN 46R) relating to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We account for our securitizations of mortgage loans as secured financings, and accordingly, we include the securitized mortgage loans on our books as mortgage loans held for investment. The loans are sold to a trust which is a wholly-owned special purpose entity for purposes of credit ratings; however, the securitizations are designed not to meet the qualifying special purpose entity criteria of Statement No. 140.

Allowance for Loan Losses—Loans Held for Investment

Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan losses, based on our estimates of the principal losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimates required and potential for imprecision. Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed. Because we have limited historical loss data on our past originations, all of which were sold servicing-released, we currently utilize industry loss assumptions for loans similar in credit, loan size and product type. These assumptions result in an estimate that approximately 24% of loans that are delinquent 30+ days ultimately will default and experience an average principal balance loss of 35%. These underlying assumptions and estimates are continually evaluated and updated to reflect management’s current assessment of the value of the underlying collateral and other relevant factors impacting portfolio credit quality and inherent losses.  Provision for losses is charged to our consolidated statements of operations as a reduction in net interest income.  Losses incurred on mortgage loans held for investment are charged to the allowance at the time of liquidation or at the time the loan is transferred to real estate owned.  Subsequent decreases in net realizable value and losses at property disposal are recorded to gain (loss) on disposal of real estate owned, which is a component of “Fee and other income” on our consolidated statements of operation.

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

We place individual loans on non-accrual status when they are past-due 90 days or when, in the opinion of management, the collection of principal and interest is in doubt. At the time an individual loan is placed on non-accrual status, all previously accrued but uncollectible interest is reversed against current period interest income. In addition, we reserve for interest income accrued on our pool of homogeneous 30 and 60 day delinquent loans on the basis of the same industry loss roll rate assumptions, by estimating the interest due on our pool of homogeneous loans which will migrate to non-accrual status in the future.

Amortization of Deferred Loan Origination Costs and Deferred Debt Issuance Costs

Interest income on our mortgage loan portfolio is a combination of the accrual of interest based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination costs related to originations in our investment portfolio, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (Statement No. 91). Our net deferred origination costs consist primarily of premiums, discounts and other net fees or costs directly associated with originating our mortgage loans. For our loans held for investment, these net deferred costs are amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Because we hold a large number of similar loans for which prepayments are probable and for which we can reasonably estimate the timing of such prepayments, we use prepayment estimates in determining periodic amortization based on a model that considers actual prepayment experience to-date as well as forecasted prepayments based on the contractual interest rate on the loans, loan age, loan type, prepayment fee coverage and a variety of other factors. Mortgage prepayments are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets, relative levels of interest rates, and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that actual company experience as well as industry data are supportive of prepayment assumptions used in our model. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the origination of the loans and may result in adjustments to the current period amortization recorded to interest income.

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

We have sought to partially offset the impact to our net interest income of faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two years after origination of a loan. As of June 30, 2005, approximately 87% of our mortgage loan portfolio had prepayment fee features. We anticipate that prepayment rates on our portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2005 and 2006. The varying prepayment rate, referred to on an annualized basis as the constant prepayment rate, or CPR, currently used to project cash flows is based upon historical industry speeds for similar loan product and our actual history to date. The forward-looking expected CPR used in our current assumptions averages 23 CPR during the first 12 months, averages 41 CPR through month 24, and increases to 66 CPR during the months on and around the reset date, and declines to an average 42 CPR thereafter. If prepayment speeds increase, our net interest margin would decrease due to the additional yield adjustment amortization, which may be partially offset by an increase in prepayment fee income.

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

The interest rate locks for conforming loans and the mandatory forward sales, which are typically used to hedge the interest rate risk associated with these locks, are undesignated derivatives and are marked to market through earnings. For interest rate lock commitments related to conforming loans, mark to market adjustments are recorded from inception of the interest rate lock through the funding date of the underlying loan. The funded loans have not been designated by us as a qualifying hedged asset in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133). We record the funded loans on the consolidated statements of condition at the lower of cost or market value. The mandatory forward sales, which generally serve as an effective economic hedge from the inception of the interest rate lock through the time of the sale of the loans, remain subject to mark to market adjustments beyond the time the loan funds, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment.

The interest rate lock commitments associated with non-conforming loans held for sale and the treasury note forward sales contracts typically used to hedge the interest rate risk associated with these locks are also derivatives and are marked to market through earnings. Similar to the conforming loans, the funded non-conforming loans have not been designated as a qualifying hedged asset in accordance with Statement No. 133, and, accordingly, we record them at the lower of cost or market value on the consolidated statements of condition. The treasury note forward sales contracts, which do serve as an effective economic hedge prior to the sale of some of our non-conforming loans, remain subject to mark to market adjustments beyond the time the loans fund, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment.

We hedge the effect of interest rate changes on our cash flows relative to our loans held for investment as a result of changes in the benchmark interest rate, in this case, LIBOR, on which our interest payments on warehouse financing and securitization financing are based. These derivatives are not classified as cash flow hedges under Statement No. 133. We enter into interest rate swap agreements to hedge the financing on mortgage loans held for investment. The change in fair value of the derivative during the hedge period is reported as a component of “Other income (expense)—portfolio derivatives.” The periodic net cash settlements and any gain or loss on terminated swaps are also reported as a component of “Other income (expense)—portfolio derivatives.” We also entered into an interest rate cap agreement to hedge interest rate changes relative to our first securitization in the fourth quarter of 2003. The cap was not designated as a cash flow hedge instrument, and as such, realized and unrealized changes in its fair value are recognized as a component of “Other income (expense)-portfolio derivatives” during the period in which the changes occur.

Changes in interest rates during a reporting period will affect the mark to market valuations on our undesignated derivatives. Increases in short-term interest rates will result in a non-cash credit being recognized in our statement of operations, while decreases in short-term rates will result in a non-cash charge being recognized in our statement of operations.

Stock-Based Compensation

We  have adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (Statement No. 148) which amends Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation” (Statement No. 123). Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of our common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black-Scholes option pricing model. Due to the subjective nature and estimates required under Statement No. 123, we consider this a critical accounting policy.

Reserve for Losses—Loans Sold

We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the initial payments following the sale of the loan. The reserve, which is recorded as a liability on our consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We forecast future losses on current sales based on our analysis of our actual historical losses, stratified by type of loss, type of loan and year of sale. This analysis takes into consideration historical information regarding frequency and severity of losses, organized by loan product and year of sale. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and rate, borrower prepayment fee, if any, and estimates of future interest rate volatility.

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Net Income

Net income decreased $7.0 million, to $23.1 million, for the three months ended June 30, 2005, from $30.1 million for the three months ended June 30, 2004.  This decrease was primarily the result of a $12.1 million non-cash mark to market valuation loss on interest rate swap and cap agreements in the second quarter of 2005 compared to the $22.2 million non-cash mark to market gain in the second quarter of 2004. The decrease in the ending valuation of the swaps and cap resulted from a decline in the two year swap rate at the end of the quarter due to a market flattening of the forward yield curve during the second quarter of 2005, as compared to an increase in the level of the two year swap during the comparable period in 2004. Our interest rate swaps and cap are not designated as cash flow hedges and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and cap is reported in current period earnings. The non-cash valuation decrease was partially offset by increases in both net interest income on our loans held for investment and gain on sale of mortgage loans, net.

Net income increased $38.8 million, to $65.2 million, for the six months ended June 30, 2005 from $26.4 million for the six months ended June 30, 2004, primarily due to increased net interest income on our growing portfolio of loans held for investment. Our average balance of loans held for investment was $4.7 billion for the six months ended June 30, 2005 as compared to $2.1 billion for the six months ended June 30, 2004. Gains on sales of mortgage loans, net, through June 30, 2005 also exceeded gains on sales through June 30, 2004, because we sold 26.6% more loans at higher sale margins in the six months ended June 30, 2005 as compared to the same period in 2004.

Revenues

Net Interest Income after Provision for Loan Losses

The following are the components of net interest income after provision for loan losses for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Coupon interest income on loans held for investment	$77,125	42,990	158,676	71,565
Coupon interest income on loans held for sale	14,226	6,139	19,598	12,591
Amortization of deferred origination costs	(5,282)	(2,094)	(10,786)	(3,507)
Prepayment fees	8,731	1,512	15,520	1,940
Total interest income	94,800	48,547	183,008	82,589

Interest expense:
Financing interest expense on loans held for investment	39,579	10,444	76,126	17,135
Financing interest expense on loans held for sale	6,276	1,318	7,689	2,728
Amortization of deferred bond issuance costs	2,194	822	4,255	1,296
Total interest expense	48,049	12,584	88,070	21,159

Net interest income	46,751	35,963	94,938	61,430
Provision for loan losses—loans held for investment	6,863	6,778	11,357	8,957
Net interest income after provision for loan losses	$39,888	29,185	83,581	52,473

The following table presents the average balances for our loans held for investment and loans held for sale and our warehouse and securitization financing, with the corresponding annualized yields for the three and six months ended June 30, 2005 and 2004 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average balances:
Mortgage loans held for investment	$4,590,662	2,553,929	4,736,675	2,106,152
Securitization financing—loans held for investment	4,242,147	1,747,666	4,215,218	1,293,750
Warehouse financing—loans held for investment	223,368	559,012	370,294	561,105

Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	6.7%	6.7%	6.7%	6.7%
Amortization of deferred origination costs	(0.5)%	(0.3)%	(0.5)%	(0.3)%
Prepayment fees	0.7%	0.2%	0.7%	0.2%
Yield on loans held for investment (1)	6.9%	6.6%	6.9%	6.6%

Interest expense securitization financing – loans held for investment	3.5%	1.6%	3.3%	1.6%
Interest expense warehouse financing – loans held for investment	4.2%	2.5%	3.9%	2.4%
Amortization—deferred bond issuance costs and issue discount	0.2%	0.2%	0.2%	0.2%
Cost of financing for loans held for investment (2)	3.7%	1.9%	3.5%	2.0%

Net yield on loans held for investment (3)	3.4%	4.8%	3.5%	4.8%
Provision for loan losses	(0.6)%	(1.0)%	(0.5)%	(0.8)%
Net yield on loans held for investment after provision for loan losses	2.8%	3.8%	3.0%	4.0%

Average balances:
Mortgage loans held for sale	$811,753	354,493	559,418	353,019
Warehouse financing—loans held for sale	601,742	235,788	371,968	224,795

Yield analysis—loans held for sale:
Yield on loans held for sale (1)	6.9%	6.9%	7.0%	7.1%
Cost of financing for loans held for sale (2)	4.1%	2.2%	4.1%	2.4%
Net yield on loans held for sale (3)	3.9%	5.4%	4.2%	5.5%

Yield analysis – loans held for investment and loans held for sale:
Yield-net interest income on loans held for sale and loans held for investment after provision for loan losses	2.9%	4.0%	3.1%	4.2%

(1)	Calculated as the annualized interest income divided by the average daily balance of the mortgage loans.

(2)	Calculated as the annualized interest expense divided by the average daily balance of the debt related to mortgage loans.

(3)

Calculated as the annualized net interest income divided by the average daily balance of mortgage loans. The net yield on loans will not equal the difference between the yield on loans and the cost of financing due to the difference in the denominators of the two calculations.

The increase in our net interest income after provision for loan losses in the three and six months ended June 30, 2005 compared to the same periods in 2004 was attributable primarily to the increase in our portfolio of loans held for investment, partially offset by the increase in interest expense on the higher securitization debt financing the portfolio combined with rising interest rates throughout 2004 and 2005. We expect net interest income to increase throughout the remainder of 2005 as we continue to build the portfolio. Prepayment fee income collected in 2005 was partially offset by the amortization of deferred origination costs on the loans. We expect prepayment fee income will continue to increase in 2005, as the portfolio continues to grow and mature. The decrease in the net yield on loans held for investment after provision for loan losses during the three and six months ended June 30, 2005 compared to the same period in 2004, reflects the increase in the cost of financing the warehouse and securitization debt due to rising interest rates.

The following table recaps the 2 Year Swap index as of the following quarter end dates:

	2004				2005
	March 31	June 30	Sept 30	Dec 31	March 31	June 30
2Year Swap Index	1.88%	3.09%	2.94%	3.45%	4.19%	3.98%

Source:  Bloomberg L.P.

We anticipate that interest expense related to both warehouse and securitization financing will continue to increase in 2005 as we continue to finance our investment portfolio growth with mortgage-backed securities indexed to a LIBOR-based rate. Interest expense will also increase both notionally and as a percentage cost of financing due to the prepayment of older loans financed with lower-rate debt, compared to new mortgage fundings financed with higher cost debt.

Provision for loan losses increased in 2005, consistent with expectations, due to the increase in delinquent loans in our portfolio as the portfolio continues to season.

The net interest income after provision for loan losses excludes the net cash settlements received/(paid) of $2.7 million and ($1.8) million, in the three months ending June 30, 2005 and June 30, 2004, respectively, and the $2.4 million, and ($5.4) million in the six months ended June 30, 2005 and 2004, respectively, under the terms of the swap and cap agreements used to economically hedge the financing costs of our investment portfolio. The regular monthly swap and cap settlement amounts, plus any cash paid or received at termination of the agreements prior to maturity, are included in the line item “Other income (expense)—portfolio derivatives.” We expect that net interest income after provision for loan losses will continue to increase in 2005, reflecting the anticipated growth in our portfolio of loans held for investment. This increase will be partially offset by margin decreases as our portfolio financing costs rise due to current as well as continued anticipated increases in the LIBOR interest rate to which they are indexed.

Gains on Sales of Mortgage Loans, net

The components of the gains on sale of mortgage loans, net, are illustrated in the following table for the three and six months ended June 30, 2005 and 2004 (in millions)*:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	% of Sales Volume	2004	% of Sales Volume	2005	% of Sales Volume	2004	% of Sales Volume
Gross premiums - whole loan sales, net of hedging gains or losses	$45.9	3.0%	$23.9	2.6%	$65.4	2.8%	$49.8	2.7%
Loan fees collected(1)	9.2	0.6%	5.4	0.6%	13.4	0.6%	11.5	0.6%
Premiums paid(2)	(13.9)	(0.9)%	(6.6)	(0.7)%	(20.3)	(0.9)%	(13.5)	(0.7)%
Subtotal	41.2	2.7%	22.7	2.5%	58.5	2.5%	47.8	2.6%
Provision for losses—sold loans	(3.6)	(0.2)%	(3.3)	(0.4)%	(6.1)	(0.3)%	(7.4)	(0.4)%
Direct origination costs(3)	(10.3)	(0.7)%	(6.5)	(0.7)%	(15.5)	(0.6)%	(13.3)	(0.7)%
Gains on sales of mortgage loans, net	$27.3	1.8%	$12.9	1.4%	$36.9	1.6%	$27.1	1.5%
Loan sales volume	$1,536.7		$905.5		$2,339.4		$1,847.3

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

The increase in gains on sale of mortgage loans, net, for the three and six months ended June 30, 2005 compared to the same periods in 2004, is primarily due to the increase in 2005 sales volume, as well as higher non-conforming sale margins. The period-over-period increase in gain on sale margin reflects the strong demand for mortgages from the whole loan purchase sector of the industry during 2005, combined with the sale of a relatively greater component of first lien non-conforming mortgages at relatively higher sales premiums in the second quarter of 2005, than first lien conforming and second lien mortgages.

In April 2005, management determined that the forecasted rate of return on approximately $640 million of loans held for investment but not yet securitized did not meet our minimum return levels for investment of capital, and transferred these loans from held for investment to held for sale.  Once classified as held for sale, on April 20, 2005, the TRS purchased these loans from the REIT at a gross price of 102.7%, which management estimated to be the fair value of the loans on the transfer date as determined by current market conditions and recent loan sale commitments.  The TRS, which is in the business of selling pools of loans on a whole-loan basis, solicited third-party bids for the purchase of a pool of non-conforming mortgage loans, including the loans purchased from the REIT.  On April 21, 2005, upon receipt and review of firm commitment bids, the TRS committed to sell a pool of approximately $1.0 billion of non-conforming mortgage loans to a third-party at a gross price of 103.5%.  The inter-company gain on sale between the REIT and the TRS has been eliminated from our consolidated financial statements; however, the TRS has recorded approximately $5.0 million of taxable income, which includes the difference between the purchase price of the loans purchased from the REIT and the subsequent sale by the TRS to a third-party purchaser.

Provision for losses—loans sold as a percent of sales volume decreased in three and six months ended June 30, 2005 from the three and six months ended June 30, 2004 levels because 2005 loan sales were comprised of a higher percentage of first lien non-conforming loans, which incur lower representation and warranty losses than second lien non-conforming loans.

Other Income (Expense)—Portfolio Derivatives

We use interest rate swap and cap agreements to economically hedge the variable rate debt financing of our portfolio of non-conforming mortgage loans held for investment. Changes in the fair value of these agreements, which reflect the potential future cash settlements over the remaining lives of the agreements according to the market’s changing projections of interest rates, are recognized in the line item “Other income (expense)—portfolio derivatives”

in the consolidated statements of operations. This single line item includes both the actual cash settlements related to the agreements that occurred during the period and recognition of the non-cash changes in the fair value of the agreements over the period. The cash settlements include regular monthly payments or receipts under the terms of the swap agreements and cash paid or received to terminate the agreements prior to maturity. The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” are as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Non-cash changes in fair value	$(12,087)	22,158	8,541	15,896
Net cash settlements paid on existing derivatives	2,726	(2,684)	1,431	(4,368)
Net cash settlements received (paid) to terminate derivatives prior to final maturity	(71)	902	938	(984)
Other income (expense)—portfolio derivatives	$(9,432)	20,376	10,910	10,544

Our portfolio derivatives allow us to stabilize the expected financing costs of our investment portfolio over a future contractual time period. At June 30, 2005 and June 30, 2004, the notional balance of our interest rate swaps and cap agreements was $4.4 billion and $2.1 billion, respectively.

The following table summarizes the average notional balance and the future weighted average fixed payment interest rate of our interest rate swaps and cap in effect as of June 30, 2005, for the  six and twelve months ending December 31, 2005 and 2006, respectively  (in thousands):

	Six Months Ended			Twelve Months Ended
	December 31, 2005			December 31, 2006
	Average Notional Balance		Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$3,767,572		2.93%	$2,006,161	3.34%
Interest rate cap	$320,956	*	3.16%	—	—

*  Cap expiration date is September 25, 2005

Other income (expense)—portfolio derivatives will vary as the market’s expectation of future changes to the LIBOR interest rate vary throughout the period. Generally, rising interest rates will increase the fair value of our derivatives and our net cash settlements on existing derivatives. We cannot predict the net effect of interest rate volatility in future periods to our other income (expense)—portfolio derivatives.

Expenses

The following is a summary of total expenses and the percentage change from the prior period, for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Salaries and employee benefits *	$19,707	20,665	39,449	41,727
Occupancy	1,975	1,570	3,770	3,067
Depreciation and amortization	828	609	1,623	1,128
Servicing fees	1,743	1,272	4,347	1,926
General and administration	7,792	7,948	15,790	14,764
Total expenses	$32,045	32,064	64,979	62,612
Percentage change from prior period	0.1%	N/A	3.8%	N/A

* Does not include commissions which are required by Statement No. 91 to be capitalized as deferred origination costs.

Total Expenses.  Total expenses remained substantially unchanged during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 reflecting flat origination volumes, and increased servicing expense attributable to our growing portfolio of loans held for investment, offset by lower salaries and benefit expense. The increase in total expenses during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is also primarily due to the increased servicing fees offset by lower  salaries and employee benefits, including a $1.5 million employee benefit cost savings as a result of our self-insurance health plan, implemented in the third quarter of 2004. We expect total expenses for the remainder of 2005 to increase over levels in the first six months of 2005, primarily due to expected increases in third-party portfolio servicing fees related to portfolio growth,  and the amortization and maintenance expenses related to placing a new loan origination software system fully in service.

We are currently replacing our two separate loan origination software systems with a single, integrated system to support both conforming and non-conforming originations and fundings. The project involves purchasing, developing, installing, training and supporting the new system. Additionally, we have upgraded “Fieldscore,” our pre-approval and credit gathering engine. The initial “Fieldscore” upgrade was complete as of December 31, 2004, and we anticipate the origination components will be fully implemented by the end of 2005. We expect amortization, licensing and maintenance expenses to increase in 2005 as we complete development of the software and place the system fully into service.

Salaries and Employee Benefits. Salaries and employee benefits decreased from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 primarily due to a $1.3 million and $2.3 million decrease, respectively, in employee benefit expense, combined with origination process improvement initiatives which reduced staffing levels in the production support area.  In July 2004, we adopted a self-insurance health plan which has reduced health insurance premium expense approximately $0.2 million monthly. We expect salaries and employee benefits, net of deferred direct origination costs, to increase throughout the remainder of 2005 primarily due to the additional personnel required to support a higher level of loan originations, the growth of our REIT portfolio, and additional information technology personnel to support planned enhancements in access and security controls.

Servicing Fees. Servicing fees for the loans in our portfolio increased for the three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004 due to the growth of the investment portfolio. Currently, all of our loans held for investment are serviced by a third-party servicer effective with the first mortgage payment due after loan funding. We expect to incur servicing fees, net of compensating interest received from our third-party servicer, of approximately 0.21% of the average balance of our held for investment portfolio throughout the remainder of  2005. Servicing fees for the three and six months ended June 30, 2005 have been reduced by approximately $0.9 million related to compensatory interest received from the sub-servicer, including $0.8 million related to periods prior to the second quarter of 2005, based on an analysis of information received from the sub-servicer in the second quarter of 2005.

General and Administration Expenses. General and administration expenses decreased in the three months ended June 30, 2005 from the three months ended June 30, 2004 primarily due to a reduction in marketing costs in the non-conforming retail division, as the division restructured its sales initiatives. General and administration expenses increased in the six months ended June 30, 2005 from the same period in 2004 due to increased costs associated with quality control and due diligence programs, audit, legal and insurance fees related to operation as a public company, and maintenance and equipment costs associated with the development of a new loan origination system. We expect general and administrative expenses to increase in the second half of 2005 relative to the first six months primarily due to costs incurred for the implementation of Sarbanes-Oxley Act compliance measures, and the increase in amortization, licensing and maintenance expenses as we put into service our new loan origination software system.

Provision for Income Tax Expense. We elected to be taxed as a REIT, effective in the fourth quarter of 2003, and we elected to treat our loan origination and sale subsidiary, Fieldstone Mortgage Company (FMC), as a taxable REIT subsidiary (TRS). We recognized income tax expense of $2.7 million for the three months ended June 30, 2005 related to the $7.7 million pretax net income of FMC compared to income tax expense of $1.3 million for the three months ended June 30, 2004 related to FMC’s $3.3 million pretax net income in that period. We recognized income tax expense of $1.8 million for the six months ended June 30, 2005 related to the $5.3 million pretax net income of FMC compared to income tax expense of $3.0 million for the six months ended June 30, 2004 related to FMC’s $7.4 million pretax net income in that period.

On April 21, 2005, the TRS committed to sell a pool of non-conforming mortgage loans at a price of 103.5%, which included approximately $640 million of loans purchased on April 20, 2005 from the REIT at a price of 102.7%, which was determined to be the fair value of the inter-company sold loans as of April 20, 2005. The TRS has included in taxable income and recorded a tax provision on the difference between the purchase price of the $640 million of loans from the REIT and the subsequent sale to the third-party purchaser, which resulted in approximately $5.0 million of taxable income to the TRS.

In May 2005, the TRS sold approximately $110 million of non-conforming mortgage loans to the REIT, at a price of 103.6%, and recognized in gain on sale the difference between the book basis in the loans, and the gross sales price received from the REIT, which resulted in approximately $2.7 million of taxable income to the TRS.

Consolidated Statements of Condition at June 30, 2005 and December 31, 2004

Mortgage Loans Held for Investment

The following table summarizes the principal balance of our investment portfolio for the six months ended June 30, 2005 and for the year ended December 31, 2004 (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2005	2004
Beginning principal balance	$4,735,063	1,319,123
Loan fundings	1,460,139	4,112,190
Payoffs and principal reductions	(823,245)	(690,037)
Transfers to mortgage loans held for sale, net	(530,830)	—
Transfers to real estate owned	(12,558)	(6,213)
Ending principal balance	4,828,569	4,735,063
Net deferred loan origination (fees)/costs	37,945	39,693
Ending balance mortgage loans held for investment	4,866,514	4,774,756
Allowance for loan losses	(30,690)	(22,648)
Ending balance mortgage loans held for investment, net	$4,835,824	4,752,108

Our investment portfolio was  $4.8 billion as of June 30, 2005 and generated $83.0 million of net interest income before provision for loans losses for the six months ended June 30, 2005. During the year ended December 31, 2004, our portfolio of loans held for investment increased to $4.8 billion and generated $137.4 million of net interest income before provision for loan losses. A provision for loan losses of $11.4 million was recorded in the six months ended June 30, 2005 and $3.3 million of net charge-offs were incurred, resulting in an allowance for loan losses of $30.7 million as of June 30, 2005. A provision for loan losses of $21.6 million was recorded and $1.0 million of charge-offs were incurred during the year ended December 31, 2004, resulting in an allowance for loan losses of $22.6 million as of December 31, 2004.

The increase in payoffs and principal reductions as our portfolio seasons is consistent with our expectations. Because we sold all of the loans we originated prior to the third quarter of 2003, we do not have comprehensive performance data on our loans sold to investors relative to either prepayments or credit losses. We estimate prepayment rates and credit losses based on historical industry data for similar loan products and actual history to date. These assumptions for prepayment curves indicate an average loan life of approximately 26 months. There can be no assurance that this industry data will be reflective of our actual results.

Early in the second quarter of 2005, management determined that the projected return on assets and return on equity to be generated by approximately $640 million of loans yet to be securitized held by the REIT, including $557 million of non-securitized loans held for investment as of March 31, 2005, had declined to levels below our targeted investment return. The projected decline in net interest margin was the result of an increase in the cost of financing over the prior four-month period, which was not offset by an increase in coupon rate by originators.  Due to the projected returns, management decided to transfer the loans from held for investment to held for sale.

The non-securitized portfolio was not examined at loan level in any attempt to select only the most adverse returning assets, but the entire non-securitized portion of the portfolio was transferred to held for sale, with the exception of delinquent loans.  The transfer and subsequent sale of these loans was due primarily to an unforeseen and significant business need in circumstances where market conditions were evolving, is not expected to be a recurring event, and, therefore, the transfer and subsequent sale should not be treated as a “prohibited transaction” for purposes of Section 857(b)(6)(A) of the Internal Revenue Code.  In May 2005, management implemented additional policies and procedures to ensure that, prior to the designation of loans as held for investment, the loans funded by the REIT will achieve our minimum portfolio rate of return threshold.

Allowance for Loan Losses—Loans Held for Investment

The following table summarizes the allowance for loan loss activity of our investment portfolio for the six months ended June 30, 2005 and the year ended December 31, 2004 (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2005	2004
Beginning balance allowance for loan losses	$22,648	2,078
Provision	11,357	21,556
Charge-offs	(3,660)	(986)
Recoveries	345	—
Ending balance allowance for loan losses	$30,690	22,648
Ending principal balance, mortgage loans held for investment	$4,828,569	$4,735,063
Ending allowance balance as % of ending principal balance	0.6%	0.5%

The delinquency status of our loans held for investment as of June 30, 2005 and December 31, 2004 was as follows (in thousands):

	June 30, 2005		December 31, 2004
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,467,490	92.5%	$4,424,418	93.4%
30 days past due	226,477	4.7%	230,787	4.9%
60 days past due	55,685	1.1%	38,713	0.8%
90+ days past due	32,642	0.7%	15,487	0.3%
In process of foreclosure	46,275	1.0%	25,658	0.6%
Total	$4,828,569	100.0%	$4,735,063	100.0%

Allowance for loan losses	$30,690		$22,648

Allowance for loan losses as a % of total delinquent loans (30+ days past due and loans in the process of foreclosure)	$361,079	8.5%	$310,645	7.3%

Allowance for loan losses as a % of seriously delinquent loans (60+ days past due and loans in the process of foreclosure)	$134,602	22.8%	$79,858	28.4%

Delinquency and life to date loss status of our loans held for investment by securitization pool as of June 30, 2005 and December 31, 2004 was as follows (in thousands):

	As of June 30, 2005
	Current Principal Balance	% of Principal Balance 60+ Days Delinquent	Original Principal Pledged	% of Realized Losses*	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$249,497	4.9%	$498,844	0.16%	23
FMIT Series 2004-1	369,749	4.5%	680,858	0.11%	19
FMIT Series 2004-2	519,876	4.6%	879,325	0.17%	16
FMIT Series 2004-3	744,458	3.1%	999,865	0.04%	14
FMIT Series 2004-4	707,542	3.8%	879,604	0.05%	11
FMIT Series 2004-5	789,499	2.1%	900,000	0.01%	9
FMIT Series 2005-1	702,317	2.0%	749,999	0.01%	7
Total	4,082,938	3.3%	5,588,495	0.07%
Loans held for investment-to be securitized	745,631	0.1%	745,728	0.02%	2
Total loans held for investment	$4,828,569	2.8%	$6,334,223	0.06%	11

	As of December 31, 2004
	Current Principal Balance	% of Principal Balance 60+ Days Delinquent	Original Principal Pledged	% of Realized Losses*	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$308,758	3.4%	$498,844	0.07%	17
FMIT Series 2004-1	490,043	3.2%	680,858	0.04%	13
FMIT Series 2004-2	709,909	3.3%	879,325	0.04%	10
FMIT Series 2004-3	913,253	1.6%	999,865	0.00%	8
FMIT Series 2004-4	842,340	1.3%	879,604	0.00%	5
FMIT Series 2004-5	892,488	0.5%	900,000	0.00%	3
Total	4,156,791	1.9%	4,838,496	0.02%
Loans held for investment-to be securitized	578,272	0.2%	578,312	0.00%	1
Total loans held for investment	$4,735,063	1.7%	$5,416,808	0.02%	7

*                    Realized losses include charge-offs to the allowance for loan losses—loans held for investment related to loan principal balances and do not include previously accrued but uncollected interest, which is reversed against current period interest income.

The increase in allowance for loan losses as of June 30, 2005 and December 31, 2004 reflects our estimate of losses inherent in the loan portfolio, and is based upon loss assumptions which take into account the contractual delinquency status, market delinquency roll rates and market historical loss severities. We currently estimate an average loss severity of 35%, not including past due interest which is reversed against current period interest income when the loan is placed on non-accrual status or deemed otherwise uncollectible. Due to the short time span from our initial securitization through June 30, 2005, we have only limited actual loss experience from our investment portfolio.

We anticipate that delinquent loans will continue to increase in principal balance and as a percentage of the portfolio, consistent with industry expectations, as the portfolio grows and the loans continue to season.

Real estate owned is a component of “Prepaid expenses and other assets” on the consolidated statements of condition and is reported at its estimated net realizable value. At the time a loan is foreclosed and transferred to real estate owned, any reduction in value from its previous carrying balance is charged to the allowance for loan losses –

loans held for investment.  Subsequent decreases in net realizable value, and losses at disposal of the property, are recorded to gain (loss) on disposal of real estate owned, which is a component of “Fee and other income” on the consolidated statements of operations. Recoveries of amounts previously charged off at date of foreclosure are recorded as an increase to the allowance for loan losses. The following is a summary of real estate owned as of June 30, 2005 and December 31, 2004 (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2005	2004
Beginning balance real estate owned	$4,374	1,805
Plus: Transfers from mortgage loans held for sale	405	998
Transfers from mortgage loans held for investment	12,558	6,213
Less: Charge-offs	(3,049)	(1,438)
Real estate sold	(6,603)	(3,204)
Ending balance real estate owned *	$7,685	4,374

*       Includes properties previously securing loans held for sale of $0.4 million and $0.3 million, as of June 30, 2005 and December 31, 2004, respectively.

We sold 61 real estate owned properties formerly collateralizing loans held for investment in the six months ended June 30, 2005 with an average aggregate principal net charge-off of 27%, which includes both the initial charge-off at transfer to real estate owned, if any, and the final gain or loss on disposal of the property. As we dispose of sufficient properties to determine a loss severity trend in our portfolio, we will review our loss assumptions and update our estimates as required.

Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

The following tables provides a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Mortgage loans held for sale, net:
Non-Conforming	$407,499	252,620
Conforming	140,947	104,430
Total mortgage loans held for sale, net	$548,446	357,050
Warehouse financing—mortgage loans held for sale	$361,747	188,496
Percentage financed—mortgage loans held for sale	66%	53%

The increase in mortgage loans held for sale, net, at June 30, 2005 compared to December 31, 2004 reflects the increase in non-conforming loan origination volumes in the two months ended June 30, 2005 compared to the two months ended December 31, 2004. We typically retain loans held for sale for approximately 60 days prior to investor purchase. We had $4.2 million and $6.6 million of loans deemed to be unsaleable at standard sale premiums as of June 30, 2005 and December 31, 2004, respectively, for which we had recorded a valuation allowance of $0.9 million and $1.9 million, respectively.

Warehouse financing—loans held for sale increased as of June 30, 2005 compared to December 31, 2004 reflecting our increased level of mortgage loans held for sale at June 30, 2005. We expect the balance of warehouse financing to increase relative to the balance of loans held for sale, as we deploy the remaining equity offering proceeds.

Trustee Receivable

Trustee receivable increased to $95.6 million at June 30, 2005, from $91.1 million at December 31, 2004. The increase reflects higher principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our seven securitized mortgage pools outstanding as of June 30, 2005, compared to six securitized pools outstanding as of December 31, 2004. Trustee receivable includes principal and interest prepayments received after the 15th day prior to the end of the reporting period from loans securitized in pools FMIT Series 2004-1 through pools FMIT Series 2005-1, and prepayments received by the trustee after the last day of the month prior to the end of the reporting period from loans in pool FMIC Series 2003-1. The funds are retained by the trustee until the following month’s disbursement date.

Derivative Assets, Net

Derivative assets, net increased to $28.2 million at June 30, 2005, from $20.2 million at December 31, 2004. The increase primarily relates to the $8.5 million increase in the fair value of the interest rate swap and cap agreements over the period, reflecting an increase in the two year swap rate as of the end of the second quarter of 2005.

Securitization Financing

The following is a summary of the outstanding securitization bond financing by series as of June 30, 2005 and December 31, 2004 (in thousands):

		Balance as of
	Bonds Issued	June 30, 2005	December 31, 2004
FMIT Series 2005-1	$728,625	690,744	—
FMIT Series 2004-5	863,550	768,013	861,403
FMIT Series 2004-4	845,283	692,985	816,527
FMIT Series 2004-3	949,000	714,969	879,659
FMIT Series 2004-2	843,920	502,954	692,854
FMIT Series 2004-1	652,944	353,117	484,025
FMIC Series 2003-1	488,923	245,578	316,817
	5,372,245	3,968,360	4,051,285
Unamortized bond discount	(1,130)	(352)	(499)
Total securitization financing	$5,371,115	3,968,008	4,050,786

During the six months ended June 30, 2005 and the year ended December 31, 2004, we issued $0.7 billion and $4.2 billion, respectively, of mortgage-backed bonds through securitization trusts to finance the Company’s portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for each pool falls below 20% of the original principal balance, with the exception of FMIC Series 2003-1, which may be repaid when the principal balance falls below 10% of the original collateralized amount. The repayment of the bonds is secured by pledging mortgage loans to the trust.

As of June 30, 2005 and December 31, 2004, the outstanding bonds were over-collateralized by $217.8 million and $194.8 million, respectively. The collateral includes mortgage loans and trustee receivables. We enter into interest rate swap or cap agreements to hedge the bond costs and protect against rising interest rates.

Total Shareholders’ Equity

Our total shareholders’ equity increased to $569.2 million at June 30, 2005, from $526.3 million at December 31, 2004. The change in shareholders’ equity primarily reflects an increase in accumulated earnings of $65.2 million from net income for the six months ended June 30, 2005, partially offset by the $23.0 million in dividends paid in April 2005.

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

The operating segments include the Investment Portfolio and Corporate segments. The results of operations of the Investment Portfolio segment primarily include the net interest income after provision for loan losses for the loans held in our investment portfolio, changes in the fair value and actual cash settlements relating to our portfolio derivatives, and direct expenses, including third-party servicing fees paid related to our loans held for investment. The results of operations of the Corporate segment primarily include direct expenses of the corporate home office, income tax expense related to the TRS operating results, and the elimination of the corporate overhead allocated to the production segments. The Corporate segment also includes amounts recorded to reconcile the internal revenue and expenses allocated to the production segments’ with the revenue and expense recognition in our consolidated statement of operations which complies with GAAP reporting under Statement No. 91.

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

The following is a summary of net income by production segments and operating segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Production Segments	Operating Segments	Total
Three Months Ended June 30, 2005
Total revenues	$51,400	6,454	57,854
Total expenses	40,302	(8,257)	32,045
Income before income taxes	11,098	14,711	25,809
Provision for income tax expense	—	(2,734)	(2,734)
Net income	$11,098	11,977	23,075

Three Months Ended June 30, 2004
Total revenues	$56,439	7,060	63,499
Total expenses	46,647	(14,583)	32,064
Income before income taxes	9,792	21,643	31,435
Provision for income tax expense	—	(1,312)	(1,312)
Net income	$9,792	20,331	30,123

Six Months Ended June 30, 2005
Total revenues	$87,290	44,661	131,951
Total expenses	75,523	(10,544)	64,979
Income before income taxes	11,767	55,205	66,972
Provision for income tax expense	—	(1,793)	(1,793)
Net income	$11,767	53,412	65,179

Six Months Ended June 30, 2004
Total revenues	$105,153	(13,187)	91,966
Total expenses	86,804	(24,192)	62,612
Income before income taxes	18,349	11,005	29,354
Provision for income tax expense	—	(3,002)	(3,002)
Net income	$18,349	8,003	26,352

Production Segment Results

The following tables summarize our production segment results for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Non-Conforming		Conforming		Total
	Wholesale	Retail	Wholesale	Retail	Production
Three Months Ended June 30, 2005
Revenues	$37,733	9,213	1,821	2,633	51,400
Direct expenses	19,203	7,918	1,992	3,566	32,679
Segment contribution	18,530	1,295	(171)	(933)	18,721
Corporate overhead allocation	6,096	968	352	207	7,623
Net income (loss)	$12,434	327	(523)	(1,140)	11,098
Funding volume	$1,468,308	165,305	286,368	95,026	2,015,007
Segment contribution as a % of volume	1.26%	0.78%	(0.06)%	(0.98)%	0.93%

Three Months Ended June 30, 2004
Revenues	$39,555	10,392	2,206	4,286	56,439
Direct expenses	21,678	9,083	2,663	3,745	37,169
Segment contribution	17,877	1,309	(457)	541	19,270
Corporate overhead allocation	8,004	1,111	256	107	9,478
Net income (loss)	$9,873	198	(713)	434	9,792
Funding volume	$1,506,251	169,603	256,325	109,520	2,041,699
Segment contribution as a % of volume	1.19%	0.77%	(0.18)%	0.49%	0.94%

Six Months Ended June 30, 2005
Revenues	$62,659	16,200	3,438	4,993	87,290
Direct expenses	36,030	15,594	4,014	6,784	62,422
Segment contribution	26,629	606	(576)	(1,791)	24,868
Corporate overhead allocation	10,419	1,714	630	338	13,101
Net income (loss)	$16,210	(1,108)	(1,206)	(2,129)	11,767
Funding volume	$2,444,212	293,082	560,978	172,587	3,470,859
Segment contribution as a % of volume	1.09%	0.21%	(0.10)%	(1.04)%	0.72%

Six Months Ended June 30, 2004
Revenues	$71,711	21,018	4,218	8,206	105,153
Direct expenses	39,451	18,121	5,043	7,258	69,873
Segment contribution	32,260	2,897	(825)	948	35,280
Corporate overhead allocation	14,212	2,101	427	191	16,931
Net income (loss)	$18,048	796	(1,252)	757	18,349
Funding volume	$2,628,222	332,741	472,185	203,110	3,636,258
Segment contribution as a % of volume	1.23%	0.87%	(0.17)%	0.47%	0.97%

Production segment net income increased during the three months ended June 30, 2005 compared to the same period in 2004, primarily due to lower origination costs and corporate overhead allocation per loan in our non-conforming wholesale and retail segments, with origination volumes relatively unchanged. Production segment net income decreased during the first half of 2005 compared to the first half of 2004 due to lower funding volumes and increased competitive pressures. In response to industry-wide margin compression on new loan originations, as interest rates increased, our revenues per loan decreased in all production segments. We expect margins to remain at these compressed levels throughout the remainder of 2005 as the industry adjusts rates on new loan originations to mirror changes in the yield curve. To address the market revenue compression and increase segment contribution from each of our production segments to meet or exceed 2004 levels, we are focusing on expansion opportunities in favorable geographic locations, hiring additional account executives and loan officers and implementing cost efficiency initiatives, including savings generated as we implement our new loan origination system.

Non-Conforming Wholesale Segment.  Our non-conforming wholesale segment continued to report a positive segment contribution before corporate allocation in the three and six months ended June 30, 2005, although the contribution was reduced through six months ended June 30, 2005 from levels in the same period in 2004, primarily due to lower origination volume and thinning interest and sale margins as interest rates increased throughout 2004 and the first six months of 2005. The decrease in direct expenses in three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 reflects lower variable loan costs including commissions, related to the decrease in loan production quarter over quarter and year over year.

Non-Conforming Retail Segment.  The increase in our non-conforming retail segment contribution in the three months ended June 30, 2005 from the three months ended June 30, 2004 reflects a decrease in direct origination expenses quarter over quarter, as new divisional management restructured operations support costs and marketing initiatives. The decrease in segment contribution in the six months ended June 30, 2005 compared to the same period in 2004 reflects a reduction in origination volume and revenue per loan year over year, due primarily to increased pricing competition and a higher percentage in 2005 of second lien originations, which generate lower fee income. Our non-conforming retail direct expenses decreased in 2005 due to a reduction in marketing initiatives and the salary expenses associated with cost efficiency measures implemented within the production centers in 2005. We have reduced our total marketing budget for 2005 and appointed new management to support our model of increasing volume, reducing costs and continuing to report a positive segment contribution throughout the remainder of 2005.

Conforming Wholesale Segment.  The conforming wholesale segment negative contribution reported in the three and six months ended June 30, 2005, while improved from contribution levels in the same periods in 2004, continues to reflect thinner interest and sale margins, partially offset by direct production cost decreases due to the downsizing of production operations. In the second half of 2004, we evaluated each conforming wholesale branch for profitability and closed those branches with negative contributions. Management is performing a review of the potential profitability of the conforming wholesale operation, and expects to determine within the third quarter of 2005 if future volume expectations of this segment are sufficient to achieve profitability despite continued competition and depressed margins, or if an alternate action plan for the resources used to support this segment should be considered.

Conforming Retail Segment.  The decrease in our conforming retail segment contribution in the three and six months ended June 30, 2005 from the three and six months ended June 30, 2004 reflects a 13% decrease in loan funding volume quarter over quarter, a 15% decrease year over year, combined with additional salaries and office expenses incurred to expand our offices in the Colorado region. During the first six months of 2005, we opened 6 new branches, primarily in the Midwest region, which have incurred substantial operating start-up costs.  In concert with our review of the conforming wholesale segment, we are currently examining each conforming retail branch office for near-term profitability, to determine whether additional resources should be deployed to support under-performing branches until the branch volume is sufficient to produce positive income contributions.

Operating Segment Results

The following table summarizes our operating segment results for the three and six months ended June 30, 2005 and 2004 (in thousands):

		Corporate
	Investment Portfolio	Segment Results	Reconciliations to GAAP	Total Corporate	Total Operating
Three Months Ended June 30, 2005
Revenues	$21,936	82	(15,564)	(15,482)	6,454
Direct expenses	2,014	10,054	(12,702)	(2,648)	(634)
Segment contribution	19,922	(9,972)	(2,862)	(12,834)	7,088
Corporate overhead allocation	—	(7,623)	—	(7,623)	(7,623)
Income (loss) before income taxes	19,922	(2,349)	(2,862)	(5,211)	14,711
Provision for income tax expense	—	(2,734)	—	(2,734)	(2,734)
Net income (loss)	$19,922	(5,083)	(2,862)	(7,945)	11,977

Three Months Ended June 30, 2004
Revenues	$44,740	76	(37,756)	(37,680)	7,060
Direct expenses	1,777	7,628	(14,510)	(6,882)	(5,105)
Segment contribution	42,963	(7,552)	(23,246)	(30,798)	12,165
Corporate overhead allocation	—	(9,478)	—	(9,478)	(9,478)
Income (loss) before income taxes	42,963	1,926	(23,246)	(21,320)	21,643
Provision for income tax expense	—	(1,312)	—	(1,312)	(1,312)
Net income (loss)	$42,963	614	(23,246)	(22,632)	20,331

Six Months Ended June 30, 2005
Revenues	$81,811	118	(37,268)	(37,150)	44,661
Direct expenses	4,998	19,240	(21,680)	(2,440)	2,558
Segment contribution	76,813	(19,122)	(15,588)	(34,710)	42,103
Corporate overhead allocation	—	(13,102)	—	(13,102)	(13,102)
Income (loss) before income taxes	76,813	(6,020)	(15,588)	(21,608)	55,205
Provision for income tax expense	—	(1,793)	—	(1,793)	(1,793)
Net income (loss)	$76,813	(7,813)	(15,588)	(23,401)	53,412

Six Months Ended June 30, 2004
Revenues	$53,154	322	(66,663)	(66,341)	(13,187)
Direct expenses	2,441	15,670	(25,370)	(9,700)	(7,259)
Segment contribution	50,713	(15,348)	(41,293)	(56,641)	(5,928)
Corporate overhead allocation	—	(16,933)	—	(16,933)	(16,933)
Income (loss) before income taxes	50,713	1,585	(41,293)	(39,708)	11,005
Provision for income tax expense	—	(3,002)	—	(3,002)	(3,002)
Net income (loss)	$50,713	(1,417)	(41,293)	(42,710)	8,003

Investment Portfolio.  Segment contribution decreased $23.0 million in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to the $12.1 million non-cash mark to market valuation loss on interest rate swap and cap agreements in the second quarter of 2005 compared to the $22.2 million non-cash mark to market valuation gain in the second quarter of 2004. The decrease in the ending valuation of the swaps and cap resulted from a flattening of the forward yield curve during the second quarter of 2005 as compared to an increasing curve during the comparable period in 2004. Our interest rate swaps and cap are not designated as cash flow hedges and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and cap is reported in current period earnings. The non-cash valuation decrease was partially offset by increased net interest income on our loans held for investment  as our average portfolio grew to $4.6 billion in the second quarter of 2005 from $2.6 billion during the second quarter of 2004.

Segment contribution increased $26.1 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to the increase in net interest income after provision for loan loss of $29.1 million, as a result of the growth of our portfolio of loans held for investment. During the six months ended June 30, 2005, our average portfolio of loans held for investment increased to $4.7 billion from $2.1 billion for the six months ended June 30, 2004. The $2.6 million increase in direct expenses for the six months ended June 30, 2005 compared to the same period in 2004 primarily reflects a $2.4 million increase in third-party servicing expense relating to our loan portfolio.  We anticipate a continued increase in investment segment contribution in 2005, primarily due to continued increases in net interest income on our growing investment portfolio, offset by increasing third-party servicing fees, portfolio management personnel and analytical technology costs.

Corporate.    Direct expenses increased from the three and six months ended June 30, 2004 to June 30, 2005 due to staffing increases in the second half of 2004 primarily to support our legal, accounting and information technology departments. The increase in 2005 direct expenses also includes increases in professional costs related to operating as a public company. We expect direct expenses to increase in 2005 reflecting costs to be incurred for the implementation of Sarbanes-Oxley Act compliance measures and additional amortization, licensing and maintenance expenses related to placing our new loan origination software system fully into service.

Liquidity and Capital Resources

As a mortgage lending company, we borrow substantial sums of money to fund the mortgage loans we originate. After funding, our primary operating subsidiary, Fieldstone Mortgage Company, holds all of the conforming loans and some of the non-conforming loans that it originates in inventory (warehouse) prior to sale. We hold the remainder of the non-conforming loans for investment in our portfolio. Our primary cash requirements include:

•  mortgage origination funding;

•  premiums paid in connection with loans originated in the wholesale channel;

•  interest expense on our warehouse lines and repurchase facilities and securitization financings;

•  ongoing general and administrative expenses;

•  hedge transactions; and

•  REIT stockholder distributions – as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.

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

We rely on our securitizations as a primary source of liquidity. As of June 30, 2005, we have completed seven  securitizations, issuing an aggregate of $5.4 billion of mortgage-backed securities.

The following is a summary of the securitizations issued by series during the year ended December 31, 2004 and the six months ended June 30, 2005 (in millions):

	FMIT 2004-1	FMIT 2004-2	FMIT 2004-3	FMIT 2004-4	FMIT 2004-5	FMIT 2005-1
Issue date	Feb 2004	Apr 2004	Jul 2004	Oct 2004	Nov 2004	Feb 2005
Bonds issued	$652	$844	$949	$845	$864	$729
Loans pledged	$681	$880	$1,000	$879	$900	$750
Bond ratings—Standard and Poor’s	AAA–BBB	AAA–BBB	AAA–BBB	AAA–BBB	AAA–BBB	AAA-BBB–
Bond ratings—Moody’s	Aaa–Baa	Aaa–Baa	Aaa–Baa2	Aaa–Baa2	Aaa–Baa2	Aaa–Baa3
Financing costs—LIBOR plus	0.29 – 1.8%	0.24 – 2.15%	0.27 – 2.15%	0.33 – 1.80%	0.24 – 1.85%	0.12-2.0%
Weighted average spread over LIBOR	0.55%	0.47%	0.48%	0.51%	0.53%	0.40%
Weighted average life of loans	2.5 years	2.5 years	2.5 years	2.5 years	2.5 years	2.5 years
Transaction fees	0.36%	0.32%	0.34%	0.35%	0.32%	0.36%

We use our various warehouse lines and repurchase facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within two or three months of origination and pays down these facilities with the sale proceeds. We issue mortgage-backed securities to pay down the portion of those facilities financing our loans held for investment.

The material terms and features of these secured warehouse lines and repurchase facilities as of June 30, 2005 are as follows (in millions):

Lender	Committed	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Countrywide Warehouse Lending(1)	$100.0	July 2005	95%-99.5%	$250.0	17:1	$ N/A
Credit Suisse First Boston Mortgage Capital	500.0	February 2006	95%-99%	400.0	16:1	15.0
JP Morgan Chase Bank	150.0	April 2006	95%-97%	400.0	16:1	20.0
Lehman Brothers Bank	500.0	December 2005	95.5%-98.5%	250.0	16:1	15.0
Merrill Lynch Bank USA	500.0	November 2005	93%-98%	250.0	17:1	N/A
	$1,750.0

(1) During the third quarter of 2005, the Countrywide Warehouse Lending facility was renewed through August 2006. There were no material amendments to the therms of this facility.

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

We use our excess cash from operations and our capital to reduce the advances on our warehouse lines or repurchase facilities. This process reduces our debt outstanding and the corresponding interest expense incurred and results in excess mortgage collateral available to secure borrowings in an amount required to meet our working capital needs. This pool of available collateral totaled approximately $223 million and $190 million as of June 30, 2005 and December 31, 2004, respectively. We plan to deploy a portion of this working capital to finance the continued growth of our investment portfolio. Depending upon the projected incremental returns available through new loan originations and our stock price, our Board of Directors may consider authorizing us to repurchase a limited amount of our common stock. Any repurchase of our common stock would decrease our capital base, but could increase our overall return on remaining equity. If we did decrease our capital base with a share repurchase, we would reduce our target portfolio balance while maintaining our current 13:1 leverage target.

The warehouse lines and repurchase facilities are secured by substantially all of our non-securitized mortgage loans and contain customary financial and operating covenants that, among other things, require us to maintain specified levels of liquidity and net worth, restrict indebtedness other than in the ordinary course of business, restrict investments in other entities except in certain limited circumstances, restrict our ability to engage in mergers, consolidations or substantially change the nature or character of our business and require compliance with applicable laws. We were in compliance with all of these covenants at June 30, 2005 and December 31, 2004.

For our warehouse lines and repurchase facilities, advances bear interest at annual rates that vary depending upon the type of mortgage loans securing the advance of LIBOR or the 30-day Eurodollar rate plus an additional percentage which ranges from 0.70% to 3.25%. We are required to pay facilities fees ranging from 0.10% to 0.15% of the committed amount of the facility. We are also required to pay non-use fees on some of the warehouse lines and repurchase facilities of  0.125% on unused amounts which exceed certain thresholds relating to the average outstanding balance of the facility.

On July 27, 2005, FIC and FIF entered into a funding agreement with Credit Suisse, New York Branch, as Facility Agent, in which the Company may borrow funds under a revolving credit facility (the “facility”) in an aggregate amount not to exceed $800 million.  The facility will be secured principally by various mortgage loans and related assets, which are to be purchased from time to time by FIF from FIC with amounts borrowed under the facility.  The facility is scheduled to remain open until July 26, 2006.  As of August 11, 2005, $188.6 billion was outstanding under this facility. This facility bears interest at an annual rate depending upon the type of mortgage loans securing the advance of LIBOR plus an additional percentage, which percentage includes an administration fee on the average daily outstanding balance of the facility.  This facility requires FIC to maintain specified levels of liquidity and net worth, as well as to maintain one or more committed loan facilities with an aggregate committed amount at least equal to $500 million.  FIF is required to pay a non-use fee of 0.125% on unused amounts that exceed certain thresholds relating to the average daily outstanding balance of the facility.

Cash Flows

For the six months ended June 30, 2005, our cash flow from operations was $423.6 million as compared to operating cash flows of $159.0 million for the six months ended June 30, 2004. This increase in operating cash flows is primarily due to increased proceeds from the higher volume of mortgage loan sales in the first half of 2005 compared to the first half of 2004.

Our cash used in investing activities was $640.8 million and $1.8 billion for the six months ended June 30, 2005 and 2004, respectively. The decrease in investing activities primarily relates to the lower funding volume of loans to be held for investment, as management determined to sell $640 million of loans initially designated as held for investment due to market conditions which significantly decrease interest margins. Higher principal repayments in 2005 of our loans held for investment due to the continued seasoning of our portfolio of loans held for investment, also contributed to the decrease in investing activity. Our investing cash flows are negative as presented in our consolidated statements of cash flows, because they exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to present the net proceeds from, or repayments of, mortgage financing in our consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Our cash flows from financing activities were $194.0 million and $1.6 billion for the six months ended June 30, 2005 and 2004, respectively.

Commitments and Contingencies

We had commitments to fund approximately $631 million and $422 million of mortgage loans at June 30, 2005 and December 31, 2004, respectively. Interest rate lock commitments are considered derivatives under Statement No. 133, and as such, have been recorded at fair value in the consolidated statements of condition as a component of derivative assets, net. This does not necessarily represent future cash requirements, as some of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

We had forward delivery commitments to sell approximately $1.4 billion and $0.4 billion of loans at June 30, 2005 and December 31, 2004, respectively, of which $76.0 million and $63.1 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades, and  $400 million and $40 million, respectively, were treasury note forward contracts, which we used to economically hedge the interest rate risk of our non-conforming loans.

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

•  there are differences between GAAP and tax methodologies for capitalization of origination expenses; and

•  income of the TRS is included in the REIT’s earnings for consolidated GAAP purposes, but is recognized in REIT taxable income.

Our REIT taxable income will continue to differ from our GAAP consolidated income, particularly during the period in which we build our investment portfolio.

REIT taxable income is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission (SEC). Management believes that the presentation of REIT taxable income provides useful information to investors regarding the estimated annual distributions to our investors. The presentation of REIT taxable income is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the six months ended June 30, 2005 and the year ended December 31, 2004 (in thousands):

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Consolidated GAAP pre-tax net income	$66,972	69,530
Plus:
Provision for loan losses in excess of actual charge-offs	8,042	21,056
Variance in recognition of net origination expenses	6,589	9,922
Less:
Taxable REIT subsidiary pre-tax net income	(5,253)	(10,091)
Mark-to-market valuation changes on derivatives	(8,541)	(22,079)
Miscellaneous other	665	(4,972)
Estimated REIT taxable income	$68,474	63,366

REIT taxable income for the six months ended June 30, 2005 and the year ended December 31, 2004 is an estimate only, and is subject to change until we file the 2004 and 2005 REIT federal tax returns.

On July 6, 2005, a quarterly cash dividend of $0.50 per share was declared for the second quarter of 2005. The dividend was paid on July 29, 2005 to stockholders of record at the close of business on July 20, 2005. We currently intend to distribute approximately 85% of our 2005 REIT taxable income, as well as the portion of the 2004 REIT taxable income that was not distributed in 2004.

Other Operational and Investment Portfolio Data

Loan Fundings

The following table indicates our total fundings of loans held for investment and loans held for sale for the three and six months ended June 30, 2005 and 2004 (in thousands)*:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total
Non-Conforming:
Loans held for investment	$755,288	46%	$1,105,395	66%	$929,309	34%	$1,939,041	65%
Loans held for sale	878,325	54%	570,459	34%	1,807,985	66%	1,021,922	35%
Total Non-Conforming	1,633,613	100%	1,675,854	100%	2,737,294	100%	2,960,963	100%

Conforming:
Loans held for sale	381,394	100%	365,845	100%	733,565	100%	675,295	100%
Total Fundings	$2,015,007		$2,041,699		$3,470,859		$3,636,258

*                    Data for the three and six months ended June 30, 2005 reflects the second quarter of 2005 net transfer of mortgage loans held for investment to mortgage loans held for sale

The decrease in loan fundings in three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was the result of a 2.5% decrease in our non-conforming fundings quarter over quarter and 7.6% decrease year over year as we responded to rising interest rates and narrower interest margins by increasing the interest rate on new originations to a greater degree than many of our industry competitors. The decision of our competitors to accept narrower net interest margins rather than increase new origination interest rates reduced our competitive position and reduced our origination volume. In March 2005, we evaluated our year to date gain on sale margins and adjusted the coupon on new loan originations to more closely reflect market pricing. The quarter over quarter decrease in non-conforming volume was partially offset by a 4.3% increase in our conforming fundings, as new retail branches opened in the second half of 2004 contributed to the higher fundings volume. We expect funding volumes to grow approximately 4% in 2005 from 2004 volumes, as we hire additional account executives and loan officers in both our new and existing production centers and continue our geographic expansion. We expect interest margins to improve modestly over the remainder of 2005, but we do not expect that these margins will return to 2003 or 2004 levels because competitive pressures likely will prevent a widening of the margins.

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the three months ended June 30, 2005 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$758,648	46.4%	7.2%	631	$131	84.6%	92.9%
Stated Income Wage Earner	433,936	26.6%	7.5%	682	172	83.5%	95.3%
Stated Income Self Employed	252,408	15.4%	7.5%	674	183	83.0%	93.5%
24 Month Bank Statements	58,619	3.6%	7.2%	640	195	85.5%	92.7%
12 Month Bank Statements	120,935	7.4%	7.3%	645	181	84.5%	94.5%
Limited Documentation	9,067	0.6%	7.6%	648	189	81.2%	92.0%
Total	$1,633,613	100.0%
Weighted Average/Average			7.3%	653	$153	84.1%	93.7%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$43,070	2.6%	8.6%	535	$150	79.7%	80.9%	84.2%
550 – 599	218,471	13.4%	7.7%	580	136	83.1%	88.5%	77.6%
600 – 649	497,181	30.4%	7.3%	627	144	84.5%	93.7%	61.9%
650 – 699	589,639	36.1%	7.3%	671	161	84.4%	96.0%	29.4%
700 or greater	285,252	17.5%	7.2%	733	168	83.9%	95.2%	25.2%
Total	$1,633,613	100.0%
Weighted Average/Average			7.3%	653	$153	84.1%	93.7%	46.5%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$300,878	18.4%	7.4%	623	$148	83.6%	93.1%	59.2%
2/28 LIBOR ARM IO	682,115	41.7%	6.8%	663	278	81.8%	94.6%	34.9%
3/27 LIBOR ARM	126,245	7.7%	7.4%	627	149	82.7%	91.2%	64.9%
3/27 LIBOR ARM IO	206,336	12.6%	6.8%	661	265	82.1%	93.0%	50.3%
5/25 Treasury ARM	3,197	0.2%	7.2%	672	178	80.8%	90.2%	68.3%
5/25 Treasury ARM IO	20,833	1.3%	6.5%	687	302	77.9%	87.3%	55.2%
Fixed Rate	89,760	5.5%	7.1%	658	139	79.5%	85.0%	71.4%
Fixed Rate IO	10,887	0.7%	6.9%	662	259	79.6%	91.5%	46.3%
6 Month ARM IO	2,978	0.2%	6.7%	669	331	81.0%	92.4%	0.0%
2nd Liens	190,384	11.7%	10.0%	665	50	99.0%	99.0%	39.1%
Total	$1,633,613	100.0%
Weighted Average/Average			7.3%	653	$153	84.1%	93.7%	46.5%

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

As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total expenses	$32,045	32,064	64,979	62,612
Deferred origination costs	12,703	14,510	21,681	25,371
Servicing costs—internal and external	(2,504)	(1,968)	(5,823)	(3,396)
Total general and administrative costs	42,244	44,606	80,837	84,587
Premiums paid, net of fees collected	5,568	3,336	10,133	6,521
Cost to produce	$47,812	47,942	90,970	91,108

Fundings:
Non-Conforming wholesale	$1,468,308	1,506,251	2,444,212	2,628,222
Non-Conforming retail	165,305	169,603	293,082	332,741
Conforming wholesale	286,368	256,325	560,978	472,185
Conforming retail	95,026	109,520	172,587	203,110
Total mortgage fundings	$2,015,007	2,041,699	3,470,859	3,636,258

Cost to produce as % of total mortgage loan fundings	2.37%	2.35%	2.62%	2.51%
Total general and administrative costs as% of total mortgage loan fundings	2.10%	2.18%	2.33%	2.33%

Segment cost to produce as % of mortgage loan fundings:
Non-Conforming wholesale	2.24%	2.29%	2.49%	2.43%
Non-Conforming retail	3.37%	3.49%	3.99%	3.62%
Conforming wholesale	2.37%	2.08%	2.40%	2.26%
Conforming retail	2.66%	2.02%	2.85%	2.23%

Our cost to produce increased in the three and six months ended June 30, 2005 from the prior year level in the same period, primarily due to the level of conforming segment fixed expenses in 2005, including branch personnel and facilities, which supported a lower origination volume in  2005 as compared to 2004. The increase also was attributable to additional expenses related to our portfolio of loans held for investment, including portfolio management personnel and increased accounting and legal costs. We expect our cost to produce as a percentage of total mortgage loan fundings to decrease throughout the remainder of 2005 based upon the improvement of our funding volumes during the quarter, our forecast of relatively flat fixed costs supporting an increase in origination volume, and our continued focus on improving cost efficiencies within the production segments.

Non-Conforming Wholesale Segment.  Our non-conforming wholesale segment net cost to produce decreased in the second quarter of 2005 from the second quarter of 2004, primarily due to a  decrease in premiums paid to brokers in the three months ended June 30, 2005. Net cost to produce increased in the first half of 2005 compared to the same period in 2004 due to a 7% decrease in loan fundings year over year, while total costs remained at 2004 levels.

Non-Conforming Retail Segment.  The increase in our non-conforming retail segment cost to produce reflects a lower origination volume, a reduction in the fees collected due mainly to increased pricing competition, and a higher percentage in 2005 of second lien originations, which generate lower fee income. We expect the segment’s cost to produce to improve throughout the remainder of 2005 due to reductions in marketing expenses combined with an increase in origination volumes as we expand our relationship-based and affinity-lending programs.

Conforming Wholesale Segment.  Our conforming wholesale segment cost to produce decreased in the three and six months ended June 30, 2005 from the three and six months ended June 30, 2004, primarily due to a decrease in fixed expenses in 2005 combined with a 11.7% increase in loan fundings in the second quarter of 2005 and a 18.8% increase in loan fundings in the six months ended June 30, 2005 as compared to the same periods in 2004. In the second half of 2004, we evaluated each conforming wholesale branch for profitability and closed those branches with negative contributions. Cost to produce is expected to continue to improve throughout 2005 due to continued operational efficiency initiatives, including the implementation of our new loan origination system.

Conforming Retail Segment.  The decrease in the cost to produce of our conforming retail segment in the three months ended June 30, 2005, primarily reflects a 10% reduction in direct costs supporting a 3% reduction in loan fundings. Net cost to produce rose during the six months ended June 30, 2005 compared to the same period in 2004 primarily due to a decrease in fees revenue due to market price competition and a decrease in revenue from loans brokered to other  mortgage companies.

Investment Portfolio

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of June 30, 2005 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,232,290	46.3%	6.9%	622	$167	83.3%	90.9%
Stated Income Wage Earner	1,380,962	28.6%	6.8%	690	216	81.1%	95.1%
Stated Income Self Employed	745,068	15.4%	7.0%	671	219	80.5%	93.4%
24 Month Bank Statements	197,582	4.1%	6.8%	628	229	83.8%	91.3%
12 Month Bank Statements	247,213	5.1%	6.9%	639	218	83.1%	91.7%
Limited Documentation	25,454	0.5%	7.0%	632	210	80.8%	92.5%
Total	$4,828,569	100.0%
Weighted Average/Average			6.9%	650	$191	82.2%	92.6%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$331,095	6.9%	7.9%	531	$139	80.3%	81.5%	82.2%
550 – 599	692,756	14.4%	7.4%	576	161	82.6%	85.6%	75.5%
600 – 649	1,207,715	25.0%	6.8%	627	192	82.5%	91.4%	63.8%
650 – 699	1,624,859	33.6%	6.7%	674	210	82.1%	96.0%	27.8%
700 or greater	972,144	20.1%	6.5%	734	214	82.4%	97.2%	22.2%
Total	$4,828,569	100.0%
Weighted Average/Average			6.9%	650	$191	82.2%	92.6%	46.2%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,619,275	33.5%	7.2%	627	$143	82.3%	90.7%	53.4%
2/28 LIBOR ARM IO	2,621,123	54.3%	6.6%	664	249	82.3%	94.2%	39.9%
3/27 LIBOR ARM	161,603	3.3%	7.3%	624	147	81.8%	89.7%	62.7%
3/27 LIBOR ARM IO	237,202	4.9%	6.7%	660	249	81.2%	91.3%	48.8%
5/25 Treasury ARM	24,687	0.5%	6.4%	656	167	79.0%	86.0%	61.1%
5/25 Treasury ARM IO	66,635	1.4%	6.2%	674	263	81.1%	90.1%	65.7%
Fixed Rate	80,689	1.7%	8.2%	680	97	84.6%	89.4%	48.9%
Fixed Rate IO	12,184	0.3%	6.9%	680	214	79.6%	91.2%	52.1%
6 Month ARM IO	5,171	0.1%	6.6%	687	225	80.7%	93.6%	23.5%
Total	$4,828,569	100.0%
Weighted Average/Average			6.9%	650	$191	82.2%	92.6%	46.2%

Core Financial Measures

Core Net Income and Core Earnings Per Share (Diluted)

Core net income and core earnings per share (diluted) are non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Management believes that the presentation of core net income and core earnings per share (diluted) provides useful information to investors regarding financial performance because this measure excludes the non-cash mark to market gains or losses on interest rate swap and cap agreements. The presentation of core net income and core earnings per share (diluted) is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

As required by Regulation G, a reconciliation of net income and earnings per share (diluted) in the consolidated statements of operations, presented in accordance with GAAP, to core net income and core earnings per share (diluted) is provided below for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Core net income:
Net income.	$23,075	30,123	65,179	26,352
Less: Mark to market (gain) loss on portfolio derivatives included in “Other income (expense) – portfolio derivatives
Mark to market interest rate swaps.	11,788	(21,074)	(8,770)	(16,319)
Mark to market interest rate cap	299	(1,084)	229	423
Total mark to market on portfolio derivatives	12,087	(22,158)	(8,541)	(15,896)
Core net income	$35,162	7,965	56,638	10,456

Core earnings per share (diluted):
Net income available to common shareholders	$23,075	30,123	65,179	26,352
Less: Mark to market (gain) loss on portfolio derivatives	12,087	(22,158)	(8,541)	(15,896)
Unvested restricted stock dividends	(176)	(37)	(176)	(37)
Core net income available to common shareholders	$34,986	7,928	56,462	10,419

Earnings per share – diluted	$0.47	0.62	1.34	0.54
Core earnings per share – diluted	$0.72	0.16	1.17	0.24

Diluted weighted average common shares outstanding	48,462,126	48,522,174	48,462,057	48,554,060

Core net income for the three months ended June 30, 2005 was $35.2 million, or core earnings per share (diluted) of $0.72, an increase of $27.2 million from the $8.0 million core net income, or core earnings per share (diluted) of $0.16 for the second quarter of 2004. Core net income for the six months ended June 30, 2005 was $56.6 million, or core earnings per share (diluted) of $1.17, an increase of $46.1 million from the $10.5 million core net income, or core earnings per share (diluted) of $0.24 for the six months ended June 30, 2004.  Core net income in the three and six months ended June 30, 2005 was higher that the three and six months ended June 30, 2004 due to the growth of the investment portfolio.

Core Net Interest Income and Margin

Core net interest income after provision for loan losses is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Management believes that the presentation of core net interest income after provision for loan losses provides useful information to investors because this measure includes the effect of the net cash settlements on the existing interest rate swap and cap agreements economically hedging the variable rate debt financing the portfolio of mortgage loans and the net cash settlements incurred or paid to terminate those derivatives prior to maturity. Core net interest income after provision for loan losses does not include the net cash settlements incurred or paid to terminate swaps or caps related to loans ultimately sold. The presentation of core net interest income after provision for loan losses is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

As required by Regulation G, a reconciliation of net interest income after provision for loan losses in the consolidated statements of operations, presented in accordance with GAAP, to core net interest income after provision for loan losses is provided below for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Core net interest income after provision for loan losses:
Net interest income after provision for loan losses	$39,888	29,185	83,581	52,473
Plus: Net cash settlements received (paid) on portfolio derivatives included in “Other income (expense) – portfolio derivatives	2,655	(1,782)	2,369	(5,352)
Core net interest income after provision for loan losses	$42,543	27,403	85,950	47,121

Interest income loans held for investment	$80,574	42,408	163,410	69,998

Interest expense loans held for investment	41,773	11,266	80,381	18,431
Plus: Net cash settlements received (paid) on portfolio derivatives	(2,655)	1,782	(2,369)	5,352
Core interest expense – loans held for investment	39,118	13,048	78,012	23,783
Core net interest income loans held for investment	41,456	29,360	85,398	46,215
Provision for loan losses loans held for investment	6,863	6,778	11,357	8,957
Core net interest income loans held for investment after provision for loan losses	34,593	22,582	74,041	37,258

Net interest income loans held for sale	7,950	4,821	11,909	9,863
Core net interest income after provision for loan losses	$42,543	27,403	85,950	47,121

Core Yield Analysis:
Core yield analysis – loans held for investment:
Yield on loans held for investment	6.9%	6.6%	6.9%	6.6%

Cost of financing for loans held for investment	3.7%	1.9%	3.5%	2.0%
Net cash settlements (received) paid on portfolio derivatives	(0.2)%	0.3%	(0.1)%	0.5%
Core cost of financing for loans held for investment	3.5%	2.2%	3.4%	2.5%

Net yield on loans held for investment	3.4%	4.8%	3.5%	4.8%
Net cash settlements received (paid) on portfolio derivatives	0.2%	(0.3)%	0.1%	(0.5)%
Core net yield on loans held for investment	3.6%	4.5%	3.6%	4.3%
Provision for loan losses – loans held for investment	(0.6)%	(1.0)%	(0.5)%	(0.8)%
Core yield on loans held for investment after provision for loan losses	3.0%	3.5%	3.1%	3.5%

Core yield analysis – loans held for sale:
Yield on loans held for sale	6.9%	6.9%	7.0%	7.1%
Cost of financing for loans held for sale	4.1%	2.2%	4.1%	2.4%
Net yield on loans held for sale	3.9%	5.4%	4.2%	5.5%

Core yield analysis – loans held for investment and loans held for sale:
Yield– net interest income on loans held for sale and loans held for investment after provision for loan losses	2.9%	4.0%	3.1%	4.2%
Net cash settlements received (paid) on portfolio derivatives	0.2%	(0.3)%	0.1%	(0.4)%
Core yield – net interest income on loans held for sale and loans held for investment after provision for loan losses	3.1%	3.7%	3.2%	3.8%

Core net interest income after provision for loan losses was $42.5 million for the three months ended June 30, 2005, a 3.1% core net interest margin, an increase of $15.1 million compared to $27.4 million for the three months ended June 30, 2004, a 3.7% core net interest margin. Core net interest income after provision for loan losses was $86.0 million for the six months ended June 30, 2005, a 3.2% core net interest margin, an increase of $38.9 million compared to $47.1 million for the six months ended June 30, 2004, a 3.8% core net interest margin.  Core net interest margin in the three and six months ended June 30, 2005 is lower than the same periods in 2004 due to the generally lower net interest margins available on newer loans added to the portfolio as older loans financed with lower rate debt and swaps are replaced with loans supported by debt and swaps indexed to the rising LIBOR interest rate.

Impact of New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (Statement No. 154).  This Statement replaces APB Opinion No. 20, “Accounting Changes,” (APB No. 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 carries forward the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  However, Statement No. 154 changes the requirements for the accounting for and reporting a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  Management believes that the implementation of Statement No. 154 will not have a material effect on our results of operations or statements of condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. Statement No. 123R is effective for interim or annual reporting periods beginning after June 15, 2005. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB No. 107).  SAB No. 107 expresses the views of the SEC regarding Statement No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies.  In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005.  We have adopted the fair value method of accounting for our grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. Management believes that the implementation of Statement No. 123R and SAB No. 107 will not have a material effect on our results of operations or statements of condition.

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

There have not been any significant changes in our interest rate risk profile and our strategies to manage interest rate risk from December 31, 2004 to June 30, 2005. For further information on our interest rate risk profile, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our 2004 Form 10-K.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, Michael J. Sonnenfeld, and our principal financial and accounting officer, Robert G. Partlow, evaluated as of June 30, 2005, the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

In connection with the evaluation described above, our principal executive officer and principal financial and accounting officer identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.       LEGAL PROCEEDINGS.

There have been no material legal proceedings initiated or terminated during the quarter ended June 30, 2005, and there have been no material developments in ongoing material legal proceedings during the quarter ended June 30, 2005.  For information on material legal proceedings, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on March 24, 2005.

We are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial position.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 6, 2005, the Compensation Committee of the Board of Directors, pursuant to the Fieldstone Investment Corporation Equity Incentive Plan (the “Stock Plan”), granted to certain of our officers and key employees 138,400 non-qualified stock options with dividend equivalent rights (“Options with DERs”).  The exercise price  was $12.70, which was the closing price of our common stock, as reported on the NASDAQ Stock Market, on May 6, 2005, the grant date. The Options with DERs vest on March 31,2009 and are contingent on continued employment.  While the option is unvested, dividend equivalents are earned based on the number of option shares held and are deemed invested in phantom shares of our common stock at the closing price of the stock on the dividend payment date.  The phantom shares also will be credited with dividend equivalent rights at the same time and in the same amount as cash dividends are paid on our common stock.  The total value of dividend equivalents will be paid in cash at the time the option vests.

On June 22, 2005, the Compensation Committee, pursuant to the Stock Plan, awarded a maximum of 65,040 shares of restricted stock to certain of our executive and senior officers subject to the level of achievement of certain corporate performance objectives (the “Performance Shares”). The Performance Shares are shares of restricted stock that are subject to vesting requirements and can be earned based primarily on our achievement of certain return on equity targets.

The grant of the Options with DERs and the award of the Performance Shares were not registered under the Securities Act of 1933, as amended because these transactions either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, as amended, in reliance on the fact that the securities were granted for no consideration or were offered and sold in transactions not involving a public offering, exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 3, 2005, the shareholders took the following actions:

1.  Elected the persons named below to the Board of Directors by the following votes:

Name of Nominee	Number of Votes Cast For	Number of Votes Withheld
Thomas D. Eckert	40,751,380	40,925
David S. Engelman	40,751,380	40,925
Celia V. Martin	40,715,680	76,625
Jonathan E. Michael	40,751,380	40,925
David A. Schoenholz	40,751,380	40,925
Jeffrey R. Springer	40,751,380	40,925
Michael J. Sonnenfeld	40,751,380	40,925

2.    Ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 by a vote of 39,938,110 FOR; 846,870 AGAINST; and 7,325 ABSTENTIONS.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION
(registrant)

Date: August 12, 2005	By:	/s/ MICHAEL J. SONNENFELD
Michael J. Sonnenfeld
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ ROBERT G. PARTLOW
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