Form 10-Q
period 2005-09-30
FIELDSTONE INVESTMENT CORP
filed 2005-11-15
CIK 1271831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 1, 2005, the issuer had 48,820,876 shares of common stock outstanding.

Table of Contents

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Statements of Condition
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Shareholders’ Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Key Components of Financial Results of Operations
Critical Accounting Policies
Results of Operations
Consolidated Statements of Condition
Business Segment Results
Liquidity and Capital Resources
Commitments and Contingencies
REIT Taxable Income
Other Operational and Investment Portfolio Data
Impact of New Accounting Standards
Effect of Inflation
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 5.	Other Information
Item 6.	Exhibits

PART I

ITEM 1.                    FINANCIAL STATEMENTS.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Condition

September 30, 2005 and December 31, 2004

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash	$34,549	61,681
Restricted cash	11,431	4,022
Mortgage loans held for sale, net	528,870	357,050

Mortgage loans held for investment	5,311,889	4,774,756
Allowance for loan losses—loans held for investment	(39,329)	(22,648)
Mortgage loans held for investment, net	5,272,560	4,752,108

Accounts receivable	9,587	9,326
Accrued interest receivable	25,633	22,420
Trustee receivable	118,317	91,082
Prepaid expenses and other assets	23,922	20,172
Derivative assets, net	40,079	20,161
Deferred tax asset, net	16,159	15,880
Furniture and equipment, net	9,314	9,815

Total assets	$6,090,421	5,363,717
Liabilities and Shareholders’ Equity

Warehouse financing—loans held for sale	$429,551	188,496
Warehouse financing—loans held for investment	693,565	521,506
Securitization financing	4,336,677	4,050,786
Reserve for losses—loans sold	37,784	33,302
Dividends payable	—	21,501
Accounts payable and accrued expenses	24,426	21,788
Total liabilities	5,522,003	4,837,379

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 48,820,876 and 48,855,876 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	488	489
Paid-in capital	496,983	497,147
Accumulated earnings	75,919	34,687
Unearned compensation	(4,972)	(5,985)
Total shareholders’ equity	568,418	526,338

Total liabilities and shareholders’ equity	$6,090,421	5,363,717

See accompanying notes to the condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Interest income:
Loans held for investment	$84,940	60,141	248,350	130,139
Loans held for sale	9,860	6,445	29,458	19,036
Total interest income	94,800	66,586	277,808	149,175

Interest expense:
Loans held for investment	54,361	20,274	134,742	38,705
Loans held for sale	5,166	1,543	12,855	4,271
Total interest expense	59,527	21,817	147,597	42,976
Net interest income	35,273	44,769	130,211	106,199
Provision for loan losses—loans held for investment	11,045	5,921	22,402	14,878
Net interest income after provision for loan losses	24,228	38,848	107,809	91,321

Gains on sales of mortgage loans, net	20,147	14,238	57,070	41,356
Other income (expense)—portfolio derivatives	15,630	(15,032)	26,540	(4,488)
Fees and other income	661	1,067	1,198	2,898
Total revenues	60,666	39,121	192,617	131,087

Expenses:
Salaries and employee benefits	20,555	20,690	60,004	62,417
Occupancy	1,941	1,733	5,711	4,800
Depreciation and amortization	961	633	2,584	1,761
Servicing fees	2,208	1,912	6,555	3,838
General and administration	8,578	8,666	24,368	23,430
Total expenses	34,243	33,634	99,222	96,246
Income before income taxes	26,423	5,487	93,395	34,841
Provision for income tax expense	(2,999)	(1,536)	(4,792)	(4,538)
Net income	$23,424	3,951	88,603	30,303

Earnings per share of common stock:
Basic	$0.48	0.08	1.82	0.62
Diluted	$0.48	0.08	1.82	0.62

Basic weighted average common shares outstanding	48,462,126	48,327,338	48,462,080	48,326,356
Diluted weighted average common shares outstanding	48,479,152	48,481,516	48,478,654	48,527,501

See accompanying notes to the condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2005 and 2004

(Unaudited; in thousands)

	Common shares outstanding	Common stock	Paid-in capital	Accumulated earnings	Unearned compensation	Total shareholders’ equity
Balance at January 1, 2004	48,836	$488	498,230	22,378	(7,542)	513,554
Restricted stock award	30	—	537	—	(537)	—
Restricted stock forfeited	(15)	—	(225)	—	225	—
Restricted stock compensation expense	—	—	—	—	1,416	1,416
Stock options exercised	1	—	24	—	—	24
Stock options compensation expense	—	—	211	—	—	211
Costs relating to the equity registration	—	—	(960)	—	—	(960)
Dividends declared	—	—	—	(15,143)	—	(15,143)
Net income	—	—	—	30,303	—	30,303
Balance at September 30, 2004	48,852	$488	497,817	37,538	(6,438)	529,405

Balance at January 1, 2005	48,856	$489	497,147	34,687	(5,985)	526,338
Restricted stock award	—	—	587	—	(587)	—
Restricted stock forfeited	(38)	(1)	(562)	—	563	—
Restricted stock compensation expense	—	—	—	—	1,037	1,037
Stock options exercised	3	—	37	—	—	37
Stock options compensation expense	—	—	207	—	—	207
Costs relating to the equity registration	—	—	(433)	—	—	(433)
Dividends declared	—	—	—	(47,371)	—	(47,371)
Net income	—	—	—	88,603	—	88,603
Balance at September 30, 2005	48,821	$488	496,983	75,919	(4,972)	568,418

See accompanying notes to the condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$88,603	30,303

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,584	1,761
Amortization of deferred origination costs—loans held for investment	19,618	7,491
Amortization of securitization issuance costs	8,278	2,723
Amortization of bond discount	315	355
Provision for losses—loans sold	6,313	7,548
Provision for loan losses—loans held for investment	22,402	14,878
Increase in accounts receivable	(261)	(4,438)
Increase in accrued interest receivable	(3,213)	(18,000)
Increase in trustee receivable	(27,235)	(51,817)
Funding of mortgage loans held for sale	(3,246,872)	(2,473,777)
Proceeds from sales of mortgage loans held for sale	3,603,977	2,719,642
Increase in prepaid expenses and other assets	(5,293)	(7,866)
Increase in deferred tax asset, net	(279)	(1,359)
Increase in derivative assets, net	(19,918)	(2,588)
Increase (decrease) in accounts payable and accrued expenses	2,638	(9,750)
Stock compensation expense	1,244	1,627
Net cash provided by operating activities	452,901	216,733

Cash flows from investing activities:
Funding of mortgage loans held for investment	(2,499,285)	(3,182,410)
Payments of mortgage loans held for investment	1,389,851	355,560
Increase in restricted cash	(7,409)	(4,534)
Purchase of furniture and equipment, net	(2,004)	(6,325)
Proceeds from sale of real estate owned	9,392	1,619
Net cash used in investing activities	(1,109,455)	(2,836,090)

Cash flows from financing activities:
Proceeds from warehouse financing—loans held for sale	3,322,271	2,346,171
Repayment of warehouse financing—loans held for sale	(3,081,216)	(2,697,831)
Proceeds from warehouse financing—loans held for investment	1,866,173	3,957,040
Repayment of warehouse financing—loans held for investment	(1,694,114)	(3,253,146)
Proceeds from securitization financing	1,639,706	2,445,864
Repayment of securitization financing	(1,354,130)	(288,664)
Dividends paid	(68,872)	(15,143)
Costs relating to the issuance of common stock	(433)	(960)
Proceeds from exercise of stock options	37	24
Net cash provided by financing activities	629,422	2,493,355
Net decrease in cash	(27,132)	(126,002)
Cash at the beginning of the period	61,681	158,254
Cash at the end of the period	$34,549	32,252

Supplemental disclosures:
Cash paid for interest	$145,031	49,217
Cash paid (received) for taxes	(105)	10,195

Noncash investing and financing activities:
Transfer from mortgage loans held for sale to real estate owned	405	931
Transfer from mortgage loans held for investment to real estate owned	21,907	2,069
Transfer from mortgage loans held for investment to mortgage loans held for sale, net	530,830	—

See accompanying notes to the condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2005 and 2004

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

FMC originates, purchases, and sells, non-conforming and conforming residential mortgage loans and engages in other activities related to mortgage banking. FMC originates residential mortgage loans through over 4,700 independent mortgage brokers serviced by regional wholesale operations centers and a network of retail branch offices located throughout the country.

The accompanying unaudited condensed consolidated financial statements include the accounts of Fieldstone Investment Corporation and its subsidiaries (together, the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior period’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. During the quarter ended September 30, 2005, the Company reclassified the increase in restricted cash reported in the condensed consolidated statements of cash flows as cash flows from investing activities, compared to its previous presentation as a component of cash provided by operations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fourth quarter of 2005 or the fiscal year ending December 31, 2005. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004.

(b)      Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical estimates include (i) an estimate of the representation and warranty liabilities related to the sale of mortgage loans: (ii) an estimate of losses inherent in mortgage loans held for investment, which is used to determine the related allowance for loan losses and realizable value of the Company’s accrued interest receivable; (iii) an estimate of the future loan prepayment rate of mortgage loans held for investment, which is used in the calculation of deferred origination and bond issuance cost amortization; (iv) the non-cash mark to market valuation of the interest rate swaps which economically hedge the Company’s securitization debt and (v) the fair market value of equity compensation awards.  Actual results could differ from those estimates. Amounts on the consolidated statements of operations most affected by the use of estimates are the reserve for losses—loans sold (which is a component of gains on sales of mortgage loans, net), provision for loan losses—loans held for investment, interest income – loans held for investment, derivative valuations (which are a component of other income (expense)—portfolio derivatives), stock-based compensation (which is a component of salaries and employee benefits) and deferred origination and issuance costs (which are components of net interest income after provision for loan losses for loans held for investment and gains on sales of mortgage loans, net, for loans held for sale).

(c)       Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (Statement No. 154).  This Statement replaces APB Opinion No. 20, “Accounting Changes,” (APB No. 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 carries forward the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  However, Statement No. 154 changes the requirements for the accounting for and reporting a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.  The Company will adopt Statement No. 154, as applicable, beginning in fiscal year 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. Statement No. 123R is effective for interim or annual reporting periods beginning after June 15, 2005. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB No. 107).  SAB No. 107 expresses the views of the SEC regarding Statement No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-

based payment arrangements for public companies.  In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005.  We have adopted the fair value method of accounting for our grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. Management believes that the implementation of Statement No. 123R and SAB No. 107 will not have a material effect on the Company’s results of operations or statements of condition.

(2)            Mortgage Loans Held for Sale and Reserve for Losses—Loans Sold

Mortgage loans that the Company acquires or originates with the intent to sell in the foreseeable future are initially recorded at cost including any premium paid or discount received, adjusted for the fair value change during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
Mortgage loans held for sale	$526,016	356,408
Net deferred origination costs	1,655	1,031
Premium, net of discount	2,049	1,505
Allowance for lower of cost or market value	(850)	(1,894)
Total	$528,870	357,050

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

The reserve for losses—loans sold is summarized as follows for the nine months ended September 30, 2004 and 2005 (in thousands):

Balance at December 31, 2003	$31,965
Provision	7,548
Realized losses	(8,025)
Recoveries	917
Balance at September 30, 2004	$32,405

Balance at December 31, 2004	$33,302
Provision	6,313
Realized losses	(1,958)
Recoveries	127
Balance at September 30, 2005	$37,784

Historically, the Company has experienced substantially all of its representation and warranty losses on loans sold during the first three years following the sale. The reserve for losses—loans sold as of September 30, 2005 and

2004 relate to loan sales primarily during the period of October 1, 2002 through September 30, 2005 of approximately $14.7 billion, and sales during the period October 1, 2001 through September 30, 2004 of approximately $13.2 billion, respectively.

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

The following is a detail of the mortgage loans held for investment, net as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Mortgage loans held for investment—securitized	$4,478,135	4,156,790
Mortgage loans held for investment—warehouse financed	794,344	578,273
Net deferred origination fees and costs	39,410	39,693
Mortgage loans held for investment	5,311,889	4,774,756
Allowance for loan losses—loans held for investment	(39,329)	(22,648)
Mortgage loans held for investment, net	$5,272,560	4,752,108

The allowance for loan losses—loans held for investment is summarized as follows for the nine months September 30, 2004 and 2005 (in thousands):

Balance at December 31, 2003	$2,078
Provision	14,878
Charge—offs	(256)
Recoveries	—
Balance at September 30, 2004	$16,700

Balance at December 31, 2004	$22,648
Provision	22,402
Charge—offs	(6,357)
Recoveries	636
Balance at September 30, 2005	$39,329

Mortgage loans held for investment, which were on non-accrual status for interest income recognition due to delinquencies greater than 90 days, were $76.7 million, $40.6 million and $29.3 million as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

(4)            Warehouse Financing, Loans Held for Sale and Loans Held for Investment

At September 30, 2005, the Company had a total of $2.3 billion of warehouse lines of credit and repurchase facilities with six financial entities, of which $2.2 billion of the total funds available were committed facilities and $50.0 million were uncommitted.  At December 31, 2004, the Company had a total of $1.9 billion of warehouse lines of credit and repurchase facilities with six financial entities, of which $1.85 billion of the total funds available were committed facilities and $50.0 million were uncommitted.  The facilities are accounted for as short-term liabilities, secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

Warehouse lines of credit and repurchase facilities consist of the following at September 30, 2005 and December 31, 2004 (in millions):

Agreements as of September 30, 2005				Amount Outstanding as of
	Amount	Maturity		September 30,	December 31,
Lender	Available	Date		2005	2004
Countrywide Warehouse Lending	$75.0	August 2006		$63.8	21.5
Countrywide Early Purchase Program	50.0	Uncommitted		—	—
Credit Suisse First Boston Mortgage Capital	500.0	February 2006		340.2	291.1
Credit Suisse, New York Branch Commercial Paper Facility	500.0	July 2006		466.7	—
Guaranty Bank	0.0	Not Renewed	*	0.0	25.6
JP Morgan Chase Bank	150.0	April 2006		114.7	77.3
Lehman Brothers Bank	500.0	December 2005		93.9	228.0
Merrill Lynch Bank USA	500.0	November 2005		43.8	66.5
Total	$2,275.0			$1,123.1	710.0

*     Fieldstone decided not to renew this warehouse line of credit on its scheduled maturity.

The interest rates paid by the Company under these lines are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees. A summary of coupon interest expense and facility fees, included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the warehouse lines of credit and repurchase facilities for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$10,366	4.1%	$5,634	2.4%
Facilities fees	956	0.4%	843	0.4%
Total	$11,322	4.5%	$6,477	2.8%

	Nine Months Ended September 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$23,708	3.8%	$13,320	2.1%
Facilities fees	2,588	0.4%	2,706	0.4%
Total	$26,296	4.2%	$16,026	2.5%

The average warehouse financing outstanding was $1.0 billion and $0.9 billion for the three and nine months ended September 30, 2005, respectively, and $0.8 billion for the year ended December 31, 2004.

The warehouse lines and repurchase facilities generally have a term of 364 days or less. Management expects to renew these lines of credit prior to their respective maturity dates.  The Merrill Lynch Bank USA facility has been extended through December 9, 2005.  Management expects to renew this line of credit for another year.  The credit facilities are secured by substantially all of the Company’s unsecuritized mortgage loans and contain customary financial and operating covenants that require the Company to maintain specified levels of liquidity and net worth, restrict indebtedness and investments, and require compliance with applicable laws. The Company was in compliance with all of these covenants at September 30, 2005 and December 31, 2004, respectively.

(5)            Securitization Financing

During the nine months ended September 2005, the Company issued $1.6 billion of mortgage-backed bonds through securitization trusts to finance the Company’s portfolio of loans held for investment. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average life of the bonds is approximately 19 months, and is based on assumptions made by management. The actual period from inception to maturity may differ from expectations. The bonds are repaid from the cash flows received from the mortgage loans pledged to the trust.

The following is a summary of the securitization series issued during the nine months ended September 30, 2005 (in millions):

	FMIT 2005-1	FMIT 2005-2
Bonds issued	$729	$911
Loans pledged	$750	$967
Deferred bond issuance costs	$2.7	$3.3
Financing costs—LIBOR plus	0.12 - 2.00%	0.12 - 1.35%

The average securitization financing outstanding was $4.3 billion for the three and nine months ended September 30, 2005 and $2.3 billion for the year ended December 31, 2004. The unamortized bond issuance costs at September 30, 2005 and December 31, 2004 were $10.2 million and $12.5 million, respectively.

A summary of interest expense, amortization of deferred issuance costs and original issue discount, and the weighted average cost of funds of the securitization financing for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$43,867	4.0%	$13,558	1.9%
Amortization of deferred costs	4,171	0.4%	1,657	0.3%
Amortization of bond discount	167	0.0%	125	0.0%
Total interest expense—securitization financing	$48,205	4.4%	$15,340	2.2%

	Nine Months Ended September 30,
	2005		2004
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$112,708	3.5%	$23,872	1.8%
Amortization of deferred costs	8,278	0.3%	2,723	0.2%
Amortization of bond discount	315	0.0%	355	0.0%
Total interest expense—securitization financing	$121,301	3.8%	$26,950	2.0%

The following is a summary of the outstanding securitization bond financing by series as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
FMIT Series 2005-2	$900,953	—
FMIT Series 2005-1	624,245	—
FMIT Series 2004-5	689,006	861,403
FMIT Series 2004-4	602,054	816,527
FMIT Series 2004-3	604,139	879,659
FMIT Series 2004-2	425,717	692,854
FMIT Series 2004-1	311,238	484,025
FMIC Series 2003-1	179,509	316,817
	4,336,861	4,051,285
Unamortized bond discount	(184)	(499)
Total securitization financing	$4,336,677	4,050,786

The current carrying amount of the mortgage loans pledged to the securitization trusts was $4.5 billion and $4.2 billion as of September 30, 2005 and December 31, 2004, respectively.

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

The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, net, trustee receivable, derivative assets, net and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Non-Conforming—Wholesale	$373,854	228,653
Non-Conforming—Retail	92,927	27,014
Conforming—Wholesale	57,300	77,691
Conforming—Retail	9,672	27,104
Investment Portfolio	5,429,367	4,863,544
Corporate	127,301	139,711
Total	$6,090,421	5,363,717

Operating results by business segment for the three months ending September 30, 2005 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$9,973	1,130	1,217	517	84,940	(2,977)	94,800
Interest expense	5,916	622	915	377	54,361	(2,664)	59,527
Net interest income	4,057	508	302	140	30,579	(313)	35,273
Provision for loan losses—loans held for investment	—	—	—	—	(11,045)	—	(11,045)
Gains on sales of mortgage loans, net	35,586	9,143	1,789	2,263	—	(28,634)	20,147
Other income (expense)—portfolio derivatives	—	—	—	—	15,630	—	15,630
Fees and other income	—	166	—	570	(155)	80	661
Total revenues	39,643	9,817	2,091	2,973	35,009	(28,867)	60,666
Total expenses	28,592	9,205	2,255	3,961	2,603	(12,373)	34,243
Income (loss) before income taxes	11,051	612	(164)	(988)	32,406	(16,494)	26,423
Provision for income tax expense	—	—	—	—	—	(2,999)	(2,999)
Net income (loss)	$11,051	612	(164)	(988)	32,406	(19,493)	23,424

Operating results by business segment for the three months ending September 30, 2004 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$4,626	538	863	418	60,141	—	66,586
Interest expense	892	112	373	166	20,274	—	21,817
Net interest income	3,734	426	490	252	39,867	—	44,769
Provision for loan losses—loans held for investment	—	—	—	—	(5,921)	—	(5,921)
Gains on sales of mortgage loans, net	37,469	9,511	1,152	2,860	—	(36,754)	14,238
Other income (expense)—portfolio derivatives	—	—	—	—	(15,032)	—	(15,032)
Fees and other income	—	262	—	716	—	89	1,067
Total revenues	41,203	10,199	1,642	3,828	18,914	(36,665)	39,121
Total expenses	30,759	10,782	2,824	3,584	2,432	(16,747)	33,634
Income (loss) before income taxes	10,444	(583)	(1,182)	244	16,482	(19,918)	5,487
Provision for income tax expense	—	—	—	—	—	(1,536)	(1,536)
Net income (loss)	$10,444	(583)	(1,182)	244	16,482	(21,454)	3,951

Operating results by business segment for the nine months ending September 30, 2005 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$24,919	2,998	3,368	1,294	248,350	(3,121)	277,808
Interest expense	13,979	1,565	2,682	932	134,742	(6,303)	147,597
Net interest income	10,940	1,433	686	362	113,608	3,182	130,211
Provision for loan losses—loans held for investment	—	—	—	—	(22,402)	—	(22,402)
Gains on sales of mortgage loans, net	91,360	24,069	4,842	6,226	—	(69,427)	57,070
Other income (expense)—portfolio derivatives	—	—	—	—	26,540	—	26,540
Fees and other income	—	516	—	1,379	(925)	228	1,198
Total revenues	102,300	26,018	5,528	7,967	116,821	(66,017)	192,617
Total expenses	75,040	26,513	6,899	11,083	7,602	(27,915)	99,222
Income (loss) before income taxes	27,260	(495)	(1,371)	(3,116)	109,219	(38,102)	93,395
Provision for income tax expense	—	—	—	—	—	(4,792)	(4,792)
Net income (loss)	$27,260	(495)	(1,371)	(3,116)	109,219	(42,894)	88,603

Operating results by business segment for the nine months ending September 30, 2004 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$12,857	1,786	2,973	1,420	130,139	—	149,175
Interest expense	2,423	340	1,050	458	38,705	—	42,976
Net interest income	10,434	1,446	1,923	962	91,434	—	106,199
Provision for loan losses—loans held for investment	—	—	—	—	(14,878)	—	(14,878)
Gains on sales of mortgage loans, net	102,480	29,154	3,936	9,242	—	(103,456)	41,356
Other income (expense)—portfolio derivatives	—	—	—	—	(4,488)	—	(4,488)
Fees and other income	—	617	—	1,831	—	450	2,898
Total revenues	112,914	31,217	5,859	12,035	72,068	(103,006)	131,087
Total expenses	84,422	31,004	8,294	11,033	4,871	(43,378)	96,246
Income (loss) before income taxes	28,492	213	(2,435)	1,002	67,197	(59,628)	34,841
Provision for income tax expense	—	—	—	—	—	(4,538)	(4,538)
Net income (loss)	$28,492	213	(2,435)	1,002	67,197	(64,166)	30,303

(7)            Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (Statement No. 148) which amends Statement of Financial Standards No. 123, “Accounting for Stock Based Compensation” (Statement No. 123). Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of our common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black-Scholes option pricing model.

On May 6, 2005, the Compensation Committee of the Board of Directors, pursuant to the Fieldstone Investment Corporation Equity Incentive Plan (the “Stock Plan”), granted to certain of key officers and key employees, 138,400 non-qualified stock options with dividend equivalent rights (“Options with DERs”).  The exercise price was $12.70, which was the closing price of the Company’s common stock on the date of grant.  One hundred percent of the options vest on March 31, 2009 with a term expiring on March 31, 2012.  While the option is unvested, dividend equivalents are earned based on the number of option shares held and are deemed invested in phantom shares of the Company’s common stock at the closing price of the stock on the dividend payment date.  The phantom shares also will be credited with dividend equivalent rights at the same time and in the same amount as cash dividends are paid on the Company’s common stock.  The total value of dividend equivalents, adjusted for the change in value of the phantom shares from date of issuance through vest date, will be paid in cash at the time the option vests.

In accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company expenses its stock-based compensation by applying the fair value method to stock-based compensation using the Black-Scholes option pricing model.  Compensation cost of $33.0 thousand and $56.7 thousand, relating to the issuance of the grant of Options with DER’s, was recorded in salaries and employee benefits for the three and nine months ending September 30, 2005, respectively.

The following table summarizes the weighted average fair value of the Options with DERs, determined using the Black-Scholes option pricing model, and the assumptions used in their determination.

Fair value, at date of grant	$4.56
Expected life in years	5.5
Annual risk-free interest rate	4.03%
Expected volatility	30%
Expected forfeitures	20%
Expected dividend yield	0.0%

On June 22, 2005, the Compensation Committee, pursuant to the Stock Plan, awarded a maximum of 65,040 shares of restricted stock to certain of the Company’s senior officers subject to a level of achievement of certain corporate performance objectives (the “performance shares”).  The performance shares were valued at $10.82 per share, with one hundred percent of the earned shares to vest on March 31, 2009.  The performance shares are shares of restricted stock that are subject to vesting requirements and can be earned based primarily on the Company’s achievement of certain return on equity targets for the period April 1, 2005 through December 31, 2006.  Compensation cost of $31.7 thousand and $38.3 thousand, relating to the issuance of the performance shares, was recorded in salaries and employee benefits for the three and nine months ending September 30, 2005, respectively.

(8)            Earnings Per Share

Information relating to the calculations of earnings per share (EPS) of common stock for the three and nine months ended September 30, 2005 and 2004 is summarized as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$23,424	3,951	88,603	30,303
Dividends on unvested restricted stock	(187)	(125)	(363)	(162)

Adjusted net income used in EPS computation	$23,237	3,826	88,240	30,141

Weighted average shares outstanding	48,462	48,327	48,462	48,326
Earnings per share	$0.48	0.08	1.82	0.62

Diluted earnings per share:
Net income	$23,424	3,951	88,603	30,303
Dividends on unvested restricted stock	(187)	(125)	(363)	(162)

Adjusted net income used in EPS computation	$23,237	3,826	88,240	30,141

Weighted average shares outstanding	48,462	48,327	48,462	48,326
Dilutive effect of stock options and restricted stock	17	155	17	202

Weighted average shares outstanding, diluted	48,479	48,482	48,479	48,528
Diluted earnings per share	$0.48	0.08	1.82	0.62

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and nine months ended September 30, 2005, 834,000 stock options and 358,750 shares of unvested restricted stock granted in 2003 through 2005 were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2004, 782,400 and 46,000, respectively, of stock options granted were excluded from the calculation of diluted earnings per share.  These stock compensation awards would have an antidilutive effect on earnings per share.

(9)            Commitments and Contingencies

(a)      Loan Commitments

At September 30, 2005 and December 31, 2004, the Company had origination commitments outstanding to fund approximately $642.8 million and $421.8 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan comprised 97.6% and 96.9%, respectively, of the outstanding origination commitments at September 30, 2005 and December 31, 2004. The Company had forward delivery commitments to sell approximately $1.9 billion and $0.4 billion of loans at September 30, 2005 and December 31, 2004, respectively, of which $129.0 million and $63.1 million, respectively, were mandatory sales of mortgage backed securities and investor whole loan trades. At September 30, 2005 and December 31, 2004, the Company had a commitment to sell $460.0 million and $40.0 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

(b)      Legal Matters

On October 28, 2005, in the Company’s defense of the suit filed by its former shareholders, the Company served a cross claim against KPMG LLP (“KPMG”) in the matter of 820 Management Trust et al. v. Fieldstone Investment Corporation (FIC), Fieldstone Mortgage Company (FMC) and KPMG LLP (the “820 Management Trust Lawsuit”).  The cross claim was filed in the District Court of Tarrant County, Texas, where the 820 Management Trust Lawsuit is pending.   The 820 Management Trust Lawsuit is an action filed by certain of FIC’s former shareholders, alleging that the shareholders whose shares were redeemed out of the proceeds of the 144A Offering are entitled to an additional post-closing redemption price payment of approximately $19.0 million, plus interest and attorney fees. The former shareholders were paid $188.1 million for their shares on November 14, 2003 and the Redemption Agreement between the shareholders and the Company required an adjustment to the redemption price be paid to the shareholders based on the Company’s November 13, 2003 balance sheet, as audited by KPMG, the Company’s former auditors, pursuant to which the Company paid an additional $1.8 million to the former shareholders on February 18, 2004.  Following notification by the redeemed shareholders of their objection to the Company’s November 13, 2003 balance sheet, KPMG, on April 20, 2004, advised the Company that its audit of the November 13, 2003 balance sheet should no longer be relied upon.   The Company’s cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal the Company suffered damages.   In addition, the cross claim asserts that in the event the former shareholders prevail in the 820 Management Trust Lawsuit, KPMG negligently advised FIC regarding the November 13, 2003 balance sheet giving rise to this dispute.  The cross claim seeks a judgment against KPMG in an unspecified amount in excess of approximately $1 million, plus prejudgment interest for the attorneys fees and cost incurred in the above referenced matter.  See Part 1 Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ending on December 31, 2004 filed with the SEC on March 25, 2005 for a description of the 820 Management Trust Lawsuit.

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief.  The Company filed its answer denying all relevant claims on August 25, 2004.  In addition, the Company filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes.  Plaintiffs filed a response to the Company’s motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, the Company’s motion to dismiss was denied.  The parties are currently in the process of discovery and no trial date has yet been set; however, motions for summary judgment are due no later than June 21, 2006. Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter.  The plaintiffs in this matter have not specified damages sought and the Company is therefore unable to estimate potential exposure. While the Company intends to vigorously defend this matter, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations.

The Company is subject to various legal proceedings in the ordinary course of its business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. The Company’s management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial position.

(10)     Subsequent Events

On October 11, 2005, FMOC entered into a master repurchase agreement with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc.  Under the repurchase facility FMOC may borrow up to an aggregate amount of $200 million from Liquid Funding by pledging a portfolio of non-prime mortgage-backed securities (Retained Securities).  The facility is scheduled to remain open until October 13, 2006 and bears interest at an annual rate of LIBOR plus an additional percentage.  The specific pricing terms and composition and amount of Retained Securities pledged in each transaction will be determined by the parties on a transaction by transaction basis.  As of November 11, 2005, Retained Securities having a market value of $80.8 million have been pledged to Liquid Funding as collateral for $57.1 million of borrowings under the agreement.

On October 21, 2005, FMOC entered into a master repurchase agreement with Lehman Brothers Inc. and Lehman Brothers Commercial Paper Inc. (together Lehman Brothers).  Under the repurchase facility FMOC may borrow up to an aggregate amount of $200 million from Lehman Brothers by pledging a portfolio of non-prime mortgage-backed securities (Retained Securities).  The facility is scheduled to remain open indefinitely, but may be terminated by either party at any time, and bears interest at an annual rate of LIBOR plus an additional percentage.  The specific pricing terms and composition and amount of Retained Securities pledged in each transaction will be determined by the parties on a transaction by transaction basis.  As of November 11, 2005, Retained Securities having a market value of $88.5 million have been pledged to Lehman Brothers as collateral for $68.1 million of borrowings under the agreement.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Safe Harbor for Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements; as such term is defined under Section 21E of the Securities Exchange Act of 1934, as amended. Any written or oral statement, made by or on our behalf, using words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “predicts,” “assumes,” “anticipates,” “plans,” “seeks,” and comparable terms, is a forward-looking statement. Forward-looking statements are not statements of historical fact, but rather are based on our views and assumptions regarding future events and performance, taking into account all information currently available to us. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, may be forward-looking statements.

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

•                  changes in the prepayment speeds of our loans held for investment;

•                  fluctuations in interest rates, particularly in an environment where increases in short-term rates, which effect our borrowing costs, may exceed increases in the longer term mortgage rates from which we derive a significant portion of our income;

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

•                  changes in government regulations that affect our ability to originate and securitize mortgage loans; and

•                  certain other factors set forth in our filings, from time to time, with the SEC, including our Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2004.

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

Executive Overview

We are a mortgage REIT that invests in non-conforming loans originated by our wholly owned subsidiary, Fieldstone Mortgage Company (FMC), which are financed with mortgage-backed securities. FMC originates loans through both wholesale and retail origination channels. Through FMC, we originate, service and sell both non-conforming and conforming single family residential mortgage loans.

Currently, our primary sources of income are the net interest income on our loans held for investment and the gains on sales of mortgage loans held for sale which are sold servicing-released. Our current strategy is to retain a portion of our non-conforming loans in our REIT investment portfolio, to finance our portfolio of loans with mortgage-backed securities collateralized by those loans, and to continue to sell our conforming loans and the remainder of our non-conforming loans. The non-conforming loans that we retain meet our specific cash flow, credit and projected return requirements.

During the three months ended September 30, 2005, our net income was $23.4 million and we funded $1.8 billion of non-conforming loans, a record quarterly funding of non-conforming loans. Our earnings during the third quarter reflected a decrease in our net interest margin as market interest rates continued to rise, and the spread narrowed between the interest rates of our new loans compared to our current financing costs. The effect of this spread narrowing was more pronounced because of a faster rate of prepayments on the older loans in our portfolio, loans we had invested in previously at wider margins. Our sales of non-conforming loans in the third quarter were $896.6 million at an average gross price of 2.7%, net of hedge gains.  The quarter’s results include a $7.6 million non-cash mark to market valuation gain on the interest rate swap and cap agreements used as economic hedges of the variable rate debt financing our loans held for investment.

Our portfolio of loans held for investment, net, was $5.3 billion at September 30, 2005 and $4.8 billion at December 31, 2004. At September 30, 2005, our financing debt on the loans held in our portfolio was 8.8 times our equity. Based on the current size of our portfolio and management’s estimates and assumptions regarding expected future origination levels and market factors, in February 2005 we increased our target debt to equity ratio on our portfolio to 13 times our equity from 11 times our equity. We intend to continue to build our portfolio by retaining the majority of our non-conforming fundings; however, the percentage of loans we retain for the portfolio in any given period is likely to vary based upon the size of the portfolio we hold, prepayments and the availability of loans which meet our cash flow, credit and projected return criteria.

We use interest rate swaps and caps to economically hedge the variable rate financing costs for the fixed rate period of our two and three year hybrid mortgage loans held for investment. Because these derivatives are not designated as cash flow hedges under Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair market value of the swaps and caps are recognized in current period earnings and reported in our consolidated statement of operations in “Other income (expense)—portfolio derivatives.” For example, in the second quarter of 2005, we recognized a $12.1 million mark to market valuation loss as interest rates decreased slightly during the quarter; however, as interest rates increased during the third quarter of 2005, we recognized a $7.6 million mark to market gain. We cannot predict the future path of interest rates, nor can we predict the magnitude by which these changes in the fair market value of our swaps and cap could cause our total revenue and net income to increase or decrease significantly during periods of interest rate volatility.

Key Components of Financial Results of Operations

Revenues

The principal factors that affect our revenues are the spread between the interest income we receive on our mortgage loans and our cost of funds to finance those loans, interest rate changes, origination volumes, sale margins on our loans held for sale, prepayment rates of our mortgage loans held for investment, home price appreciation, trends in consumer credit, and provision for loan losses on our investment portfolio. Rising interest rates may result in an increase in the mortgage rates we charge on our loan originations, but also will increase our costs of borrowing to finance the loans. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two years of the loan.  Rising interest rates may also lead to an increase in prepayments at or near the reset date of the loan, when the coupon resets to a margin over six-month LIBOR. After the reset date of the loans, our margins are subject to less volatility because the loans and the related debt will be adjusting based on the same interest index.  In addition, rising interest rates generally will increase the fair value on the swaps and caps economically hedging our portfolio financing costs.

Expenses

The principal factors which lead to changes in our expenses are the current period funding volumes, the number of origination offices we operate, our staffing required to support our origination business, the balance of our investment portfolio incurring third-party servicing fee expenses and the corporate overhead required to support a publicly-traded company. As loan volumes increase, we generally would expect salaries, benefits and variable operating expenses to increase, net of deferred direct origination costs, including commissions. We also have incurred incremental expenses in 2005 due to costs related to enhanced portfolio analytic tools, higher audit and legal fees, and increased amortization expense as our new loan origination software becomes fully operational.

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

Securitizations

We must comply with the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (Statement No. 140) and Financial Interpretation Number 46R, “Consolidation of Variable Interest Entities,” (FIN 46R) relating to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We account for our securitizations of mortgage loans as secured financings, and accordingly, we include the securitized mortgage loans on our books as mortgage loans held for investment. The loans are sold to a trust which is a wholly-owned special purpose entity for purposes of credit ratings; however, because the securitizations are designed as secured financings, they are designed not to meet the qualifying special purpose entity criteria of Statement No. 140.

Allowance for Loan Losses—Loans Held for Investment

Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan principal losses, based on our estimates of the losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimates required and potential for imprecision. Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed. Because we have limited historical loss data on our past originations, all of which were sold servicing-released, we currently utilize industry loss assumptions for loans similar in credit, loan size and product type. These assumptions result in an estimate that approximately 26% of loans that are delinquent 30+ days ultimately will default and experience an average principal balance loss of 35%. These underlying assumptions and estimates are continually evaluated and updated to reflect management’s current assessment of the value of the underlying collateral, our limited actual historical loss experience from the third quarter of 2003 through the current period, and other relevant factors impacting portfolio credit quality and inherent losses.  Provision for losses is charged to our consolidated statements of operations as a reduction in net interest income.  Losses incurred on mortgage loans held for investment are charged to the allowance at the time of liquidation or at the time the loan is transferred to real estate owned.  Subsequent decreases in net realizable value and losses at property disposal are recorded to gain (loss) on disposal of real estate owned, which is a component of “Fee and other income” on our consolidated statements of operation.

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

Amortization of Deferred Loan Origination Costs and Deferred Debt Issuance Costs

Interest income on our mortgage loan portfolio is a combination of the accrual of interest based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination costs related to originations in our investment portfolio, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (Statement No. 91). Our net deferred origination costs consist primarily of premiums, discounts and other net fees or costs directly associated with originating our mortgage loans, including commissions paid on closed loans. For our loans held for investment, these net deferred costs are amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Because we hold a large number of similar loans for which prepayments are probable and for which we can reasonably estimate the timing of such prepayments, we use prepayment estimates in determining periodic amortization based on a model that considers actual prepayment experience to-date as well as forecasted prepayments based on the contractual interest rate on the loans, loan age, loan type, prepayment fee coverage and a variety of other factors. Mortgage prepayment forecasts are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets, relative levels of interest rates, and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that actual Company experience as well as industry data are supportive of prepayment assumptions used in our model. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the origination of the loans and may result in adjustments to the current period amortization recorded to interest income.

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

We have sought to partially offset the impact to our net interest income of faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two years after origination of a loan. As of September 30, 2005, approximately 86% of our mortgage loan portfolio had prepayment fee features. We anticipate that prepayment rates on our portfolio will increase as these predominately adjustable rate loans reach their initial adjustments, typically 24 months after funding the loans, starting in 2005. The varying prepayment rate, referred to on an annualized basis as the constant prepayment rate, or CPR, will be reforecast each quarter to project cash flows based upon historical industry data for similar loan products in the context of the current markets and our actual history to date. The forward-looking expected CPR used in our current assumptions averages 32 CPR during the first 12 months, averages 45 CPR through month 21, and increases to an average of 74 CPR during the months on and around the reset date, declining to an average 46 CPR thereafter. If prepayment speeds increase, our net interest margin would decrease due to the additional cost amortization, which may be partially offset by an increase in prepayment fee income.

Economic Hedges

The economic hedging of our interest rate risk related to our loans held for sale is a critical aspect of our business because of its interest rate sensitivity and the difficulty in estimating which interest rate locks will convert to closed loans as interest rates fluctuate. We use various financial instruments to hedge our exposure to changes in interest rates. The financial instruments typically include mandatory delivery forward sale contracts of mortgage-backed securities, mandatory and best efforts whole-loan sale agreements and treasury note forward sales contracts. These financial instruments are intended to mitigate the interest rate risk inherent in providing interest rate lock commitments to prospective borrowers to finance one-to-four family homes and to hedge the value of our loans held for sale prior to entering fixed price sale contracts.

The interest rate locks for conforming loans and the mandatory forward sales, which are typically used to hedge the interest rate risk associated with these locks, are undesignated derivatives and are marked to market through earnings. For interest rate lock commitments related to conforming loans, mark to market adjustments are recorded from inception of the interest rate lock through the funding date of the underlying loan. The funded loans have not been designated by us as a qualifying hedged asset in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133). We record the funded loans on the consolidated statements of condition at the lower of cost or market value. The mandatory forward sales, which generally serve as an effective economic hedge from the inception of the interest rate lock through the time of the sale of the loans, remain subject to mark to market adjustments beyond the time the loan funds, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment. The non-cash mark to market valuations of both our interest rate lock commitments and derivative instruments is reported as a component of gains on sales of mortgage loans, net.

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

Relative to our loans held for investment, we economically hedge the effect of interest rate changes on our cash flows as a result of changes in the benchmark interest rate, in this case, LIBOR, on which our interest payments on warehouse financing and securitization financing are based. These derivatives are not classified as cash flow hedges under Statement No. 133. We enter into interest rate swap agreements to hedge the financing on mortgage loans held for investment. The change in fair value of the derivative during the hedge period is reported as a component of “Other income (expense)—portfolio derivatives.” The periodic net cash settlements and any gain or loss on terminated swaps are also reported as a component of “Other income (expense)—portfolio derivatives.” We also entered into an interest rate cap agreement to hedge interest rate changes relative to our first securitization in the fourth quarter of 2003. The cap was not designated as a cash flow hedge instrument, and as such, realized and unrealized changes in its fair value are recognized as a component of “Other income (expense)-portfolio derivatives” during the period in which the changes occur.

Changes in interest rates during a reporting period will affect the mark to market valuations on our undesignated derivatives. Increases in short-term interest rates will result in a non-cash credit being recognized in our consolidated statements of operations, while decreases in short-term rates will result in a non-cash charge being recognized in our consolidated statements of operations.

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

Reserve for Losses—Loans Sold

We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the initial payments following the sale of the loan. The reserve, which is recorded as a liability on our consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We forecast future losses on current sales based on our analysis of our actual historical losses, stratified by type of loss, type of loan, lien position, collateral location, and year of sale. This analysis takes into consideration historical information regarding frequency and severity of losses, and compares economic and real estate market trends which may have affected historical losses, and the potential impact of these trends to losses on current loans sold. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and rate, borrower prepayment fee, if any, and estimates of future interest rate volatility. If the actual loss trend on loans sold varies compared to the loss provision previously forecast, an adjustment to the provision expense will be recorded as a change in estimate.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Net Income

Net income increased $19.4 million, to $23.4 million, for the three months ended September 30, 2005, from $4.0 million for the three months ended September 30, 2004.  This increase was primarily the result of the $30.7 million increase in “Other income (loss) – portfolio derivatives” in the third quarter of 2005, which includes a $19.7 million increase in the non-cash mark to market valuation gain on interest rate swap and cap agreements and a $10.9 million increase in the net cash settlement on these related swaps. The valuation of the swaps and cap resulted from a rise in the two year swap rate at the end of the quarter due to a higher forward yield curve during the third quarter of 2005, as compared to a flattening forward curve during the comparable period in 2004. Our interest rate swaps and cap are not designated as cash flow hedges under Statement No. 133 and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and cap is reported in current period earnings. Gains on sales of mortgage loans increased $5.9 million in the third quarter of 2005 from the comparable period in 2004, primarily due to a 44% increase in sales volume during the current period. The gain on sale increase was partially offset by a decrease in net interest income on our loans held for investment as the seasoned loans in our portfolio which prepaid during the period were replaced with new loans originated with the current market’s narrower spreads.

Net income increased $58.3 million, to $88.6 million, for the nine months ended September 30, 2005 from $30.3 million for the nine months ended September 30, 2004, primarily due to the increase in the non-cash mark to market gain on our portfolio derivatives combined with higher net interest income on our growing portfolio of loans held for investment. Our average balance of loans held for investment was $4.8 billion for the nine months ended September 30, 2005 as compared to $2.6 billion for the nine months ended September 30, 2004. Gains on sales of mortgage loans, net, through September 30, 2005 also exceeded gains on sales through September 30, 2004, because we sold 32.1% more loans year to date in 2005 as compared to the same period in 2004.

Revenues

Net Interest Income after Provision for Loan Losses

The following are the components of net interest income after provision for loan losses for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Coupon interest income on loans held for investment	$84,621	60,692	243,297	132,256
Coupon interest income on loans held for sale	9,860	6,445	29,458	19,036
Amortization of deferred origination costs	(8,832)	(3,984)	(19,618)	(7,491)
Prepayment fees	9,151	3,433	24,671	5,374
Total interest income	94,800	66,586	277,808	149,175
Interest expense:
Financing interest expense on loans held for investment	50,023	18,492	126,149	35,627
Financing interest expense on loans held for sale	5,166	1,543	12,855	4,271
Amortization of deferred bond issuance costs	4,338	1,782	8,593	3,078
Total interest expense	59,527	21,817	147,597	42,976
Net interest income	35,273	44,769	130,211	106,199
Provision for loan losses—loans held for investment	11,045	5,921	22,402	14,878
Net interest income after provision for loan losses	$24,228	38,848	107,809	91,321

The following table presents the average balances for our loans held for investment and loans held for sale and our warehouse and securitization financing, with the corresponding annualized yields for the three and nine months ended September 30, 2005 and 2004 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average balances:
Mortgage loans held for investment	$4,986,748	3,602,695	4,820,949	2,608,641
Securitization financing—loans held for investment	4,339,839	2,762,324	4,257,215	1,786,848
Warehouse financing—loans held for investment	552,965	697,437	431,853	606,881

Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	6.7%	6.6%	6.6%	6.7%
Amortization of deferred origination costs	(0.7)%	(0.5)%	(0.5)%	(0.4)%
Prepayment fees	0.7%	0.4%	0.7%	0.3%
Yield on loans held for investment (1)	6.7%	6.5%	6.8%	6.6%

Interest expense securitization financing – loans held for investment	4.0%	1.9%	3.5%	1.8%
Interest expense warehouse financing – loans held for investment	4.4%	2.8%	4.1%	2.5%
Amortization—deferred bond issuance costs and issue discount	0.4%	0.3%	0.3%	0.2%
Cost of financing for loans held for investment (2)	4.3%	2.3%	3.8%	2.1%

Net yield on loans held for investment (3)	2.4%	4.3%	3.1%	4.6%
Provision for loan losses	(0.9)%	(0.6)%	(0.6)%	(0.7)%
Net yield on loans held for investment after provision for loan losses	1.5%	3.7%	2.5%	3.9%

Average balances:
Mortgage loans held for sale	$592,456	340,087	570,552	348,677
Warehouse financing—loans held for sale	445,504	222,459	396,750	224,010

Yield analysis—loans held for sale:
Yield on loans held for sale (1)	6.5%	7.4%	6.8%	7.2%
Cost of financing for loans held for sale (2)	4.5%	2.7%	4.3%	2.5%
Net yield on loans held for sale (3)	3.1%	5.6%	3.8%	5.6%

Yield analysis – loans held for investment and loans held for sale:

Yield—net interest income on loans held for sale and loans held for investment after provision for loan losses	1.7%	3.9%	2.6%	4.1%

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

The increase in our net interest income after provision for loan losses in the nine months ended September 30, 2005 compared to the same period in 2004 was attributable primarily to the increase in our portfolio of loans held for investment, partially offset by the increase in interest expense on the securitization debt financing the portfolio during a period of rising interest rates. Our net interest income decreased in the third quarter of 2005 compared to the third quarter of 2004 due to a 200 basis point increase in financing costs, partially offset by a higher average portfolio balance. We expect net interest income on our loans held for investment to remain flat for the remainder of 2005, as loans which were originated during 2003 and 2004 with wider net interest spreads continue to prepay, while new originations with thinner margins are added to the portfolio. The amortization of deferred origination and bond issuance costs is expected to increase through the remainder of 2005 based upon faster estimates of the prepayment speed of our 2/28 hybrid mortgage loans during the period in which the prepayment fee obligation expires and the loan note rate resets from fixed to adjustable.  A 2/28 hybrid mortgage loan is a loan whose interest rate is fixed for the first two years and subsequently adjusts to a six month ARM indexed to LIBOR.  Prepayment fee income collected in 2005 has partially offset this expense to date.

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

The following table recaps the 2 Year Swap rate as of the following quarter end dates:

	2004				2005
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30
2 Year Swap Rate	1.88%	3.09%	2.94%	3.45%	4.19%	3.98%	4.57%

Source:  Bloomberg L.P.

Provision for loan losses increased in the three and nine months ended September 2005 compared to the same period in 2004, consistent with expectations, due to the increase in delinquent loans in our portfolio as the portfolio continues to season.

Net interest income after provision for loan losses excludes the net cash settlements received/(paid) of $8.0 million and ($2.9) million, in the three months ending September 30, 2005 and September 30, 2004, respectively, and the net cash settlements received/(paid) of $10.4 million and ($8.3) million in the nine months ended September 30, 2005 and 2004, respectively, under the terms of the swap and cap agreements used to economically hedge the financing costs of our investment portfolio. The regular monthly swap and cap settlement amounts, plus any cash paid or received at termination of the agreements prior to maturity, are included in the consolidated statements of operations in the line item “Other income (expense)—portfolio derivatives.”

Gains on Sales of Mortgage Loans, net

Total Loan Sales

The components of the gains on sales of mortgage loans, net, are illustrated in the following table for the three and nine months ended September 30, 2005 and 2004 (in millions)*:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% of Sales Volume	2004	% of Sales Volume	2005	% of Sales Volume	2004	% of Sales Volume
Gross premiums - whole loan sales, net of hedging gains or losses	$30.0	2.4%	$20.1	2.3%	$95.4	2.7%	$69.9	2.6%
Loan fees collected(1)	5.9	0.5%	5.1	0.5%	19.3	0.5%	16.7	0.6%
Premiums paid(2)	(7.5)	(0.6)%	(5.4)	(0.6)%	(27.8)	(0.8)%	(19.0)	(0.7)%
Subtotal	28.4	2.3%	19.8	2.2%	86.9	2.4%	67.6	2.5%
Provision for losses—loans sold	(0.2)	0.0%	(0.2)	0.0%	(6.3)	(0.2)%	(7.5)	(0.3)%
Direct origination costs(3)	(8.0)	(0.7)%	(5.4)	(0.6)%	(23.5)	(0.6)%	(18.8)	(0.7)%

Gains on sales of mortgage loans, net	$20.2	1.6%	$14.2	1.6%	$57.1	1.6%	$41.3	1.5%
Loan sales volume	$1,247.5		$868.9		$3,587.0		$2,716.2

*                                         Loan fees collected, premiums paid and direct origination costs are deferred at funding and recognized on settlement of the loan sale.

(1)                                  Loan fees collected represent points and fees collected from borrowers.

(2)                                  Premiums paid represent fees paid to brokers for wholesale loan originations.

(3)                                  Direct origination costs primarily are commissions and direct salary costs.

The increase in gains on sales of mortgage loans, net, for the three and nine months ended September 30, 2005 compared to the same periods in 2004, is due primarily to the increase in the volume of non-conforming loans sold in 2005.  See the discussions below for factors specific to the gain generated by non-conforming loan sales versus conforming loan sales.

Non Conforming Loan Sales

The components of the total gains on sales of mortgage loans, net, related to non-conforming loan sales are illustrated in the following table for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% of Sales Volume	2004	% of Sales Volume	2005	% of Sales Volume	2004	% of Sales Volume
Gross premiums - whole loan sales, net of hedging gains or losses	$24.5	2.7%	$14.7	2.5%	$75.4	3.0%	$51.1	2.9%
Loan fees collected	4.6	0.5%	3.8	0.7%	15.5	0.6%	11.9	0.7%
Premiums paid	(3.9)	(0.4)%	(2.9)	(0.5)%	(14.6)	(0.6)%	(9.3)	(0.5)%
Subtotal	25.2	2.8%	15.6	2.7%	76.3	3.0%	53.7	3.1%
Provision for losses—loans sold	0.2	0.0%	0.1	0.0%	(5.0)	(0.2)%	(6.6)	(0.4)%
Direct origination costs	(6.3)	(0.7)%	(3.6)	(0.6)%	(18.7)	(0.7)%	(13.3)	(0.8)%

Gains on sales of mortgage loans, net	$19.1	2.1%	$12.1	2.1%	$52.6	2.1%	$33.8	1.9%
Loan sales volume	$896.6		$583.1		$2,543.5		$1,744.2

The increase in gains on sales of non-conforming mortgage loans, net, for the three and nine months ended September 30, 2005 compared to the same periods in 2004, is due to the increase in 2005 sales volume combined with higher gross premiums on sales, net of hedging results. Period-over-period gross premiums on whole loan sales were relatively flat, and are expected to remain at third quarter 2005 levels during the remainder of 2005 due to forward sales entered into in the third quarter of 2005 that have delivery dates through January 2006, on terms comparable to the third quarter sales’ terms, adjusted for market interest rate changes.

Provision for losses—loans sold for the three months ended September 30, 2005 and 2004 reflects a credit in 2005 to the provision for a change in the loss forecast estimate for prior year’s loan sales. Our periodic review of historical loss trends determined that the actual loss experience to date on 2002 through 2004 loan sales was lower than our previous estimates due primarily to the lower rate of foreclosures and losses as a result of those years’ significant home value appreciation, as high as 75% in California which represents almost one-half of our sold loans, combined with more rapid prepayment speeds in the non-conforming ARM marketplace. We expect the provision through the remainder of 2005 will more closely reflect the year to date expense.

Conforming Loan Sales

The components of the total gains on sales of mortgage loans, net, related to conforming loan sales are illustrated in the following table for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% of Sales Volume	2004	% of Sales Volume	2005	% of Sales Volume	2004	% of Sales Volume
Gross premiums - whole loan sales, net of hedging gains or losses	$5.5	1.6%	$5.4	1.9%	$20.0	1.9%	$18.8	1.9%
Loan fees collected	1.3	0.3%	1.3	0.5%	3.8	0.4%	4.8	0.5%
Premiums paid	(3.6)	(1.0)%	(2.5)	(0.9)%	(13.2)	(1.3)%	(9.7)	(1.0)%
Subtotal	3.2	0.9%	4.2	1.5%	10.6	1.0%	13.9	1.4%
Provision for losses—loans sold	(0.4)	(0.1)%	(0.3)	(0.1)%	(1.3)	(0.1)%	(0.9)	(0.1)%
Direct origination costs	(1.7)	(0.5)%	(1.8)	(0.6)%	(4.8)	(0.5)%	(5.5)	(0.5)%

Gains on sales of mortgage loans, net	$1.1	0.3%	$2.1	0.8%	$4.5	0.4%	$7.5	0.8%
Loan sales volume	$351.0		$285.8		$1,043.4		$972.0

Conforming gains on sales of mortgage loans, net, decreased for the three and nine months ended September 30, 2005 compared to the same periods in 2004, despite an increase in sales volume. The decrease reflects lower premiums received and a higher basis in the loans due to a decrease in loan fees collected and an increase in premiums paid to brokers due to a shrinking refinance market and increased competition overall.

Other Income (Expense)—Portfolio Derivatives

We use interest rate swap and cap agreements to economically hedge the variable rate debt financing of our portfolio of non-conforming mortgage loans held for investment. Changes in the fair value of these agreements, which reflect the potential future cash settlements over the remaining lives of the agreements according to the market’s changing projections of interest rates, are recognized in the line item “Other income (expense)—portfolio derivatives” in the consolidated statements of operations. This single line item includes both the actual cash settlements related to the agreements that occurred during the period and recognition of the non-cash changes in the fair value of the agreements over the period. The cash settlements include regular monthly payments or receipts under the terms of the swap agreements and cash paid or received to terminate the agreements prior to maturity. The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” are as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Non-cash changes in fair value	$7,630	(12,119)	16,171	3,777
Net cash settlements received (paid) on existing derivatives	6,035	(2,913)	7,893	(7,281)
Net cash settlements received (paid) to terminate derivatives prior to final maturity	1,965	—	2,476	(984)
Other income (expense)—portfolio derivatives	$15,630	(15,032)	26,540	(4,488)

Our portfolio derivatives allow us to stabilize the expected financing costs of our investment portfolio over a future contractual time period. At September 30, 2005 and September 30, 2004, the notional balance of our interest rate swaps and cap agreements was $4.7 billion and $3.2 billion, respectively.

The following table summarizes the average notional balance and the future weighted average fixed payment interest rate of our interest rate swaps in effect as of September 30, 2005, for the three and twelve months ending December 31, 2005 and 2006, respectively (in thousands):

	Three Months Ended		Twelve Months Ended
	December 31, 2005		December 31, 2006
	Average Notional Balance	Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$4,388,018	3.16%	$2,674,911	3.59%

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

Expenses

The following is a summary of total expenses and the percentage change from the prior period, for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salaries and employee benefits	$20,555	20,690	60,004	62,417
Occupancy	1,941	1,733	5,711	4,800
Depreciation and amortization	961	633	2,584	1,761
Servicing fees	2,208	1,912	6,555	3,838
General and administration	8,578	8,666	24,368	23,430
Total expenses*	$34,243	33,634	99,222	96,246
Percentage change from prior period	1.8%	N/A	3.1%	N/A

* Does not include direct origination costs which are required by Statement No. 91 to be capitalized as deferred origination costs.

Total Expenses.  Total expenses increased during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily reflecting increased servicing expense attributable to our growing portfolio of loans held for investment, increased amortization of the portion of our new loan origination software put into service in 2005, offset by decreased salaries and benefit expense. The increase in total expenses during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is also primarily due to the increased servicing fees offset by lower salaries and employee benefits, including the cost savings as a result of our self-insurance health plan, implemented in the third quarter of 2004. We expect total expenses to be relatively flat for the remainder of 2005 while increasing in 2006 primarily due to the addition of personnel to support growth of loan originations in a competitive market as well as personnel to support initiatives related to IT improvements and expansion of portfolio analytic capabilities.

We are currently replacing our two separate loan origination software systems with a single, integrated system to support both conforming and non-conforming originations and fundings. The project involves purchasing, developing, installing, training and supporting the new system. Additionally, we have upgraded “Fieldscore,” our pre-approval and credit gathering engine. The initial “Fieldscore” upgrade and conforming retail origination component was complete as of September 30, 2005, and we anticipate the non-conforming origination component, currently in the test phase, will be in production before the end of 2005 and will be implemented fully by the end of first quarter of 2006.

Salaries and Employee Benefits. Salaries and employee benefits decreased from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 primarily due to a $0.2 million and $1.7 million decrease, respectively, in employee benefit expense related to our self-insurance plan, combined with origination process improvement initiatives which reduced staffing levels in the production support area.  We expect salaries and employee benefits, net of deferred direct origination costs, to increase slightly throughout the remainder of 2005 primarily due to the additional personnel required to support a higher level of loan originations, and additional information technology personnel to support planned enhancements in access and security controls.

Servicing Fees. Servicing fees for the loans in our portfolio increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 due to the growth of the investment portfolio. Currently, all of our loans held for investment are serviced by a third-party servicer effective with the first mortgage payment due after loan funding. Servicing fees for the nine months ended September 30, 2005 have been reduced by approximately $1.4 million related to compensatory interest, related to prepayments, received from the sub-servicer.

General and Administration Expenses. General and administration expenses were down slightly in the three months ended September 30, 2005 from the three months ended September 30, 2004 primarily due to a reduction in marketing costs in the non-conforming retail division, as the division has restructured its sales initiatives. General and administration expenses increased in the nine months ended September 30, 2005 from the same period in 2004 due to increased costs associated with quality control and due diligence programs, audit, legal and insurance fees related to operation as a public company, and maintenance and equipment costs associated with the development of a new loan origination system. We expect general and administrative expenses to remain relatively flat in the fourth quarter of 2005.

Provision for Income Tax Expense. We elected to be taxed as a REIT, effective in the fourth quarter of 2003, and we elected to treat our loan origination and sale subsidiary, Fieldstone Mortgage Company (FMC), as a taxable REIT subsidiary (TRS).  The provision for income tax expense reflects the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
FMC pre-tax net income in millions	$8.0	4.8	13.3	12.2
Effective tax rate	37%	32%	36%	37%

The lower effective tax rate in the third quarter of 2004 included a credit to the provision related to the carrying value of the deferred tax asset, net as of September 30, 2004.  Provision for the remainder of 2005 is expected to approximate 36%.

On April 21, 2005, FMC committed to sell a pool of non-conforming mortgage loans at a price of 103.5%, which included approximately $640 million of loans purchased on April 20, 2005 from Fieldstone Investment Corporation

(the “REIT”) at a price of 102.7%, which was determined to be the fair value of the inter-company sold loans as of April 20, 2005. FMC has included in year to date taxable income, and recorded a tax provision on, the difference between the purchase price of the $640 million of loans from the REIT and the subsequent sale to the third-party purchaser, which resulted in approximately $5.0 million of taxable income to the TRS.

In May 2005, FMC sold approximately $110 million of non-conforming mortgage loans to the REIT, at a price of 103.6%, and recognized in gain on sale the difference between the book basis in the loans, and the gross sales price received from the REIT, which resulted in approximately $2.7 million of taxable income to FMC.

Consolidated Statements of Condition at September 30, 2005 and December 31, 2004

Mortgage Loans Held for Investment

The following table summarizes the principal balance of our investment portfolio for the nine months ended September 30, 2005 and for the year ended December 31, 2004 (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2005	2004
Beginning principal balance	$4,735,063	1,319,123
Loan fundings	2,479,950	4,112,190
Payoffs and principal reductions	(1,389,797)	(690,037)
Transfers to mortgage loans held for sale, net	(530,830)	—
Transfers to real estate owned	(21,907)	(6,213)
Ending principal balance	5,272,479	4,735,063
Net deferred loan origination (fees)/costs	39,410	39,693
Ending balance mortgage loans held for investment	5,311,889	4,774,756
Allowance for loan losses	(39,329)	(22,648)
Ending balance mortgage loans held for investment, net	$5,272,560	4,752,108

Payoffs and principal reductions continue to increase consistent with expectations as our portfolio seasons. Because we sold all of the loans originated prior to the third quarter of 2003, we do not have comprehensive performance data on our loans sold to investors relative to either prepayments or credit losses. We estimate prepayment rates and credit losses based on the limited actual history to date of our portfolio combined with historical industry data for similar loan products, which we adjust for current market assumptions regarding future economic conditions including home price appreciation and interest rate trend forecasts. These assumptions for prepayment curves indicate an average loan life of approximately 22 months. There can be no assurance that our prepayment and loss forecasts will be reflective of our actual results.  During the third quarter of 2005, the 2/28 hybrid ARMs in our first securitization, FMIC Series 2003-1, reached the expiration period of their prepayment fee obligation, and at the same time adjusted from a fixed note rate to an adjustable note rate indexed to six month LIBOR. Prepayment speeds for 2003-1 during the third quarter of 2005 averaged 87 CPR, a 23% increase over the forecasted reset period average CPR of 71. Related to the higher than estimated increase in CPR rate, management has revised its estimate of prepayment speeds during the reset period for the remainder of the portfolio, and recorded an adjustment during the third quarter of 2005 to net deferred loan origination (fees)/costs to reflect revised level yield amortization based upon actual and projected faster pay downs.

The transfer of loans held for investment to mortgage loans held for sale, net, illustrated in the above table reflects management’s determination at the beginning of the second quarter of 2005 that the projected return on assets and return on equity to be generated by approximately $640 million of loans held by the REIT and yet to be securitized, including $557 million of non-securitized loans held for investment as of March 31, 2005, had declined to levels below our targeted investment return. The projected decline in net interest margin was the result of an increase in the cost of financing at the beginning of the second quarter, which was not offset by an increase in the coupon rate on new loans required by originators.  Due to the projected returns, management decided to transfer the loans from held for investment to loans held for sale.  The non-securitized portfolio was not examined at loan level in any attempt to select only the most attractive returning assets, but the entire non-securitized portion of the portfolio was transferred to held for sale, with the exception of delinquent loans.

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

Allowance for Loan Losses—Loans Held for Investment

The following table summarizes the allowance for loan loss activity of our investment portfolio for the nine months ended September 30, 2005 and the year ended December 31, 2004 (in thousands):

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Beginning balance allowance for loan losses	$22,648	2,078
Provision	22,402	21,556
Charge-offs	(6,357)	(986)
Recoveries	636	—
Ending balance allowance for loan losses	$39,329	22,648
Ending principal balance, mortgage loans held for investment	$5,272,479	$4,735,063
Ending allowance balance as % of ending principal balance	0.7%	0.5%

The delinquency status of our loans held for investment as of September 30, 2005 and December 31, 2004 was as follows (in thousands):

	September 30, 2005		December 31, 2004
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,835,343	91.7%	$4,424,418	93.4%
30 days past due	258,807	4.9%	230,787	4.9%
60 days past due	64,461	1.2%	38,713	0.8%
90+ days past due	37,707	0.7%	15,487	0.3%
In process of foreclosure	76,161	1.5%	25,658	0.6%
Total	$5,272,479	100.0%	$4,735,063	100.0%

Allowance for loan losses	$39,329		$22,648

Allowance for loan losses as a % of total delinquent loans (30+ days past due and loans in the process of foreclosure)	$437,136	9.0%	$310,645	7.3%

Delinquency and life to date loss status of our loans held for investment by securitization pool as of September 30, 2005 and December 31, 2004 was as follows (in thousands):

	As of September 30, 2005
	Current Principal Balance	% of Principal Balance Seriously Delinquent (1)	Original Principal Pledged	% of Realized Losses(2)	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIT Series 2005-2	$953,426	0.5%	$966,667	0.00%	4
FMIT Series 2005-1	634,301	3.6%	749,999	0.04%	10
FMIT Series 2004-5	708,794	4.1%	900,000	0.03%	12
FMIT Series 2004-4	619,546	5.7%	879,604	0.12%	14
FMIT Series 2004-3	636,463	4.4%	999,865	0.13%	17
FMIT Series 2004-2	447,224	5.9%	879,325	0.23%	19
FMIT Series 2004-1	329,736	5.7%	680,858	0.19%	22
FMIC Series 2003-1	148,645	9.0%	498,844	0.25%	26
Total	4,478,135	4.0%	6,555,162	0.11%	13
Loans held for investment-to be securitized	794,344	0.0%	794,436	0.00%	2
Total loans held for investment	$5,272,479	3.4%	$7,349,598	0.10%	11

	As of December 31, 2004
	Current Principal Balance	% of Principal Balance Seriously Delinquent (1)	Original Principal Pledged	% of Realized Losses (2)	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIT Series 2004-5	$892,488	0.5%	$900,000	0.00%	3
FMIT Series 2004-4	842,340	1.3%	879,604	0.00%	5
FMIT Series 2004-3	913,253	1.6%	999,865	0.00%	8
FMIT Series 2004-2	709,909	3.3%	879,325	0.04%	10
FMIT Series 2004-1	490,043	3.2%	680,858	0.04%	13
FMIC Series 2003-1	892,488	3.4%	498,844	0.07%	17
Total	4,156,791	1.9%	4,838,496	0.02%
Loans held for investment-to be securitized	578,272	0.2%	578,312	0.00%	1
Total loans held for investment	$4,735,063	1.7%	$5,416,808	0.02%	7

(1)             Seriously delinquent is defined as a mortgage loan that is 60 plus days past due or in the process of foreclosure.

(2)             Realized losses include charge-offs to the allowance for loan losses—loans held for investment related to loan principal balances and do not include previously accrued but uncollected interest, which is reversed against current period interest income.

The increase in allowance for loan losses as of September 30, 2005 and December 31, 2004 reflects our estimate of losses inherent in the loan portfolio, and is based upon loss assumptions which take into account the contractual delinquency status, market delinquency roll rates and market historical loss severities. We currently estimate an average loss severity of 35%, not including past due interest which is reversed against current period interest income when the loan is placed on non-accrual status or deemed otherwise uncollectible. Due to the short time span from our initial securitization through September 30, 2005, we have only limited actual loss experience from our investment portfolio.

We anticipate that delinquent loans will continue to increase in principal balance and as a percentage of the portfolio, consistent with industry expectations, as the portfolio grows and the loans continue to season.

Real Estate Owned

Real estate owned is a component of “Prepaid expenses and other assets” on the consolidated statements of condition and is reported at its estimated net realizable value. At the time a loan is foreclosed and transferred to real estate owned, any reduction in value from its previous carrying balance is charged to the allowance for loan losses — loans held for investment.  Subsequent decreases in net realizable value, and losses at disposal of the property, are recorded to gain (loss) on disposal of real estate owned, which is a component of “Fee and other income” on the consolidated statements of operations. Recoveries of amounts previously charged off at the date of foreclosure are recorded as an increase to the allowance for loan losses. The following is a summary of real estate owned as of September 30, 2005 and December 31, 2004 (in thousands):

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Beginning balance real estate owned	$4,374	1,805
Plus: Transfers from mortgage loans held for sale	405	998
Transfers from mortgage loans held for investment	21,907	6,213
Less: Charge-offs	(5,173)	(1,438)
Real estate sold	(10,325)	(3,204)
Ending balance real estate owned *	$11,188	4,374

*                    Includes properties previously securing loans held for sale of $0.3 million, as of September 30, 2005 and December 31, 2004.

During the nine months ended September 30, 2005, we sold 101 real estate owned properties formerly collateralizing loans held for investment with an average aggregate principal net charge-off of 27%, which includes both the initial charge-off at transfer to real estate owned, if any, and the final gain or loss on disposal of the property. At this time, we believe our higher estimated average loss severity is supported by our limited disposal history from the portfolio, combined with the risk that loss severity may increase as the loans continue to season and as the increases in property values may slow in the future. As we dispose of sufficient properties to determine a loss severity trend in our portfolio, we will review our loss assumptions and update our estimates as required.

Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

The following table provides a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Mortgage loans held for sale, net:
Non-Conforming	$462,650	252,620
Conforming	66,220	104,430
Total mortgage loans held for sale, net	$528,870	357,050
Warehouse financing—mortgage loans held for sale	$429,551	188,496
Percentage financed—mortgage loans held for sale	81%	53%

The increase in mortgage loans held for sale, net, at September 30, 2005 compared to December 31, 2004 primarily reflects the increase in non-conforming loan origination volumes in the two months ended September 30, 2005 compared to the two months ended December 31, 2004.  We typically retain loans held for sale for approximately 60 days prior to investor purchase. We had $2.7 million and $6.6 million of loans deemed to be unsaleable at standard sale premiums as of September 30, 2005 and December 31, 2004, respectively, for which we had recorded a valuation allowance of $0.9 million and $1.9 million, respectively.

Warehouse financing—loans held for sale increased as of September 30, 2005 compared to December 31, 2004 reflecting the increased level of mortgage loans held for sale as of the end of the third quarter of 2005, combined with an increase in the percentage financed due to the use of equity offering proceeds to support the portfolio during 2005, which were otherwise used to pay down warehouse financing as of December 31, 2004.

Trustee Receivable

Trustee receivable increased to $118.3 million at September 30, 2005, from $91.1 million at December 31, 2004. The increase reflects higher principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our eight securitized mortgage pools outstanding as of September 30, 2005, compared to six securitized pools outstanding as of December 31, 2004.  Trustee receivable includes principal and interest prepayments received after the 15th day prior to the end of the reporting period from loans securitized in pools FMIT Series 2004-1 through pools FMIT Series 2005-2, and prepayments received by the trustee after the last day of the month prior to the end of the reporting period from loans in pool FMIC Series 2003-1. The funds are retained by the trustee until the following month’s disbursement date.

Derivative Assets, Net

Derivative assets, net increased to $40.1 million at September 30, 2005, from $20.2 million at December 31, 2004. The increase primarily relates to the $16.2 million increase in the fair value of the interest rate swap and cap agreements over the period, reflecting an increase in the two year swap rate of 112 basis points as of September 30, 2005 compared to December 31, 2004.

Securitization Financing

The following is a summary of the outstanding securitization bond financing by series as of September 30, 2005 and December 31, 2004 (in thousands):

		Balance as of
	Bonds Issued	September 30, 2005	December 31, 2004
FMIT Series 2005-2	$911,081	900,953	—
FMIT Series 2005-1	728,625	624,245	—
FMIT Series 2004-5	863,550	689,006	861,403
FMIT Series 2004-4	845,283	602,054	816,527
FMIT Series 2004-3	949,000	604,139	879,659
FMIT Series 2004-2	843,920	425,717	692,854
FMIT Series 2004-1	652,944	311,238	484,025
FMIC Series 2003-1	488,923	179,509	316,817
	6,283,326	4,336,861	4,051,285
Unamortized bond discount	(1,130)	(184)	(499)
Total securitization financing	$6,282,196	4,336,677	4,050,786

During the nine months ended September 30, 2005 and the year ended December 31, 2004, we issued $1.6 billion and $4.2 billion, respectively, of mortgage-backed bonds through securitization trusts to finance the Company’s portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average months to maturity is based on estimates and assumptions made by management. The actual maturity may differ from expectations. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for the pool falls below 20% of the original principal balance, with the exception of FMIC Series 2003-1, which may be repaid when the principal balance falls below 10% of the original collateralized amount. The repayment of the bonds is secured by pledging mortgage loans to the trust.

During the third quarter of 2005, the 2/28 hybrid ARMs in our first securitization, FMIC Series 2003-1, reached the expiration period of their prepayment fee obligation, and adjusted from a fixed note rate to an adjustable rate indexed to six month LIBOR. Prepayment speeds for 2003-1 during the third quarter of 2005 exceeded our previously forecasted rates, which supported a revision in the estimate of prepayment speeds during the reset period for the remainder of the portfolio. We recorded an increase deferred bond issuance costs in the third quarter of 2005 to reflect revised level yield amortization based upon faster pay downs of the bonds financing the portfolio.

As of September 30, 2005 and December 31, 2004, the outstanding bonds were over-collateralized by $270.7 million and $194.8 million, respectively. The collateral includes mortgage loans and trustee receivables. We enter into interest rate swap or cap agreements to hedge the bond costs and protect against rising interest rates.

Total Shareholders’ Equity

Our total shareholders’ equity increased to $568.4 million at September 30, 2005, from $526.3 million at December 31, 2004. The change in shareholders’ equity primarily reflects an increase in accumulated earnings of $88.6 million from net income for the nine months ended September 30, 2005, partially offset by the $47.4 million in dividends paid year to date in 2005.

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

The operating segments include the Investment Portfolio and Corporate segments. The results of operations of the Investment Portfolio segment primarily include the net interest income after provision for loan losses for the loans held in our investment portfolio, changes in the fair value and actual cash settlements relating to our portfolio derivatives, and direct expenses, including third-party servicing fees paid related to our loans held for investment. The results of operations of the Corporate segment primarily include direct expenses of the corporate home office, income tax expense related to the TRS operating results, and the elimination of the corporate overhead allocated to the production segments. The Corporate segment also includes amounts recorded to reconcile the internal revenue and expenses allocated to the production segments with the revenue and expense recognition in our consolidated statement of operations which complies with GAAP reporting under Statement No. 91.

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

The following is a summary of net income by production segments and operating segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Production Segments	Operating Segments	Total
Three Months Ended September 30, 2005
Total revenues	$54,524	6,142	60,666
Total expenses	44,013	(9,770)	34,243
Income before income taxes	10,511	15,912	26,423
Provision for income tax expense	—	(2,999)	(2,999)
Net income	$10,511	12,913	23,424

Three Months Ended September 30, 2004
Total revenues	$56,872	(17,751)	39,121
Total expenses	47,949	(14,315)	33,634
Income (loss) before income taxes	8,923	(3,436)	5,487
Provision for income tax expense	—	(1,536)	(1,536)
Net income (loss)	$8,923	(4,972)	3,951

Nine Months Ended September 30, 2005
Total revenues	$141,813	50,804	192,617
Total expenses	119,535	(20,313)	99,222
Income before income taxes	22,278	71,117	93,395
Provision for income tax expense	—	(4,792)	(4,792)
Net income	$22,278	66,325	88,603

Nine Months Ended September 30, 2004
Total revenues	$162,025	(30,938)	131,087
Total expenses	134,753	(38,507)	96,246
Income before income taxes	27,272	7,569	34,841
Provision for income tax expense	—	(4,538)	(4,538)
Net income	$27,272	3,031	30,303

Production Segment Results

The following tables summarize our production segment results for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Non-Conforming		Conforming		Total
	Wholesale	Retail	Wholesale	Retail	Production
Three Months Ended September 30, 2005
Revenues	$39,643	9,817	2,091	2,973	54,524
Direct expenses	21,973	8,186	1,837	3,714	35,710
Segment contribution	17,670	1,631	254	(741)	18,814
Corporate overhead allocation	6,619	1,019	418	247	8,303
Net income (loss)	$11,051	612	(164)	(988)	10,511
Funding volume	$1,642,987	177,804	318,746	115,258	2,254,795
Segment contribution as a % of volume	1.08%	0.92%	0.08%	(0.64)%	0.83%

Three Months Ended September 30, 2004
Revenues	$41,203	10,199	1,642	3,828	56,872
Direct expenses	21,989	9,621	2,552	3,487	37,649
Segment contribution	19,214	578	(910)	341	19,223
Corporate overhead allocation	8,770	1,161	272	97	10,300
Net income (loss)	$10,444	(583)	(1,182)	244	8,923
Funding volume	$1,520,157	167,413	207,981	93,288	1,988,839
Segment contribution as a % of volume	1.26%	0.35%	(0.44)%	0.37%	0.97%

Nine Months Ended September 30, 2005
Revenues	$102,300	26,018	5,528	7,967	141,813
Direct expenses	58,003	23,780	5,851	10,498	98,132
Segment contribution	44,297	2,238	(323)	(2,531)	43,681
Corporate overhead allocation	17,037	2,733	1,048	585	21,403
Net income (loss)	$27,260	(495)	(1,371)	(3,116)	22,278
Funding volume	$4,087,199	470,886	879,724	287,845	5,725,654
Segment contribution as a % of volume	1.08%	0.48%	(0.04)%	(0.88)%	0.76%

Nine Months Ended September 30, 2004
Revenues	$112,914	31,217	5,859	12,035	162,025
Direct expenses	61,440	27,742	7,594	10,745	107,521
Segment contribution	51,474	3,475	(1,735)	1,290	54,504
Corporate overhead allocation	22,982	3,262	700	288	27,232
Net income (loss)	$28,492	213	(2,435)	1,002	27,272
Funding volume	$4,148,379	500,154	680,166	296,398	5,625,097
Segment contribution as a % of volume	1.24%	0.69%	(0.26)%	0.44%	0.97%

Production segment net income increased during the three months ended September 30, 2005 compared to the same period in 2004, primarily due to lower corporate overhead expense allocated based upon an 11% increase in the average funded loan principal balance period over period. The production segments are charged corporate overhead on a per loan basis as compared to an allocation per loan dollar; therefore, an increase in average loan balance will generate a reduced corporate overhead allocation as a percent of volume.

Production segment net income decreased during the nine months ended September 30, 2005 compared to the same period in 2004 due to lower revenue partially offset by a decrease in direct expenses. As interest rates increased during 2005, the industry-wide margin compression on new loan originations resulted in a decrease in revenues per loan in all production segments. We expect margins to remain at these compressed levels in the near-term future as the industry adjusts rates on new loan originations to mirror changes in the yield curve. To address the market revenue compression and increase segment contribution from each of our production segments we have hired additional account executives and loan officers to increase origination volume, and are continuing to implement cost efficiency measures, including our new loan origination system.

Non-Conforming Wholesale Segment.  Our non-conforming wholesale segment continued to report positive net income after corporate allocation in the three and nine months ended September 30, 2005, although the contribution was reduced through nine months ended September 30, 2005 from levels in the same period in 2004, primarily due to lower interest and sale margins as interest rates increased throughout 2004 and the first nine months of 2005. The decrease in direct expenses in three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 reflects lower variable loan costs including commissions, as we adjusted compensation structures for the thinner margin in the current lending environment.

Non-Conforming Retail Segment.  The increase in our non-conforming retail segment contribution in the three months ended September 30, 2005 from the three months ended September 30, 2004 reflects an increase in origination volume combined with a decrease in direct origination expenses quarter over quarter, as new divisional management restructured personnel costs and marketing initiatives. The decrease in segment contribution in the nine months ended September 30, 2005 compared to the same period in 2004 reflects a reduction in origination volume and revenue per loan year over year, due primarily to increased pricing competition and a higher percentage in 2005 of second lien originations, which generate lower fee income. The appointment of new management in 2005 and a more focused marketing strategy has increased volume, reduced costs and contributed to a positive segment contribution, expected to continue throughout the remainder of 2005.

Conforming Wholesale Segment.  The conforming wholesale segment reported a positive segment contribution in the third quarter of 2005, and an improved contribution level for the nine months ended September 30, 2005 as compared to the same period in 2004. The quarter over quarter improvement reflects a 53% increase in volume combined with a decrease in direct production costs as we closed unprofitable production operations. In the second half of 2004, we evaluated each conforming wholesale branch for profitability and closed those branches with negative contributions. Management is continuing its review of the long-term profitability of the conforming wholesale segment, and expects to finalize its evaluation of all options relating to the future viability of this operation.

Conforming Retail Segment.  The decrease in our conforming retail segment contribution in the three and nine months ended September 30, 2005 from the three and nine months ended September 30, 2004 reflects a decrease in revenue period over period, combined with additional salaries and office expenses incurred to expand our offices in the Colorado region. As we focus on the profitability of the conforming wholesale segment, we are also reviewing our retail branches to determine the most prudent use of resources in view of the increased competition and depressed margins affecting the profitability of this segment.

Operating Segment Results

The following table summarizes our operating segment results for the three and nine months ended September 30, 2005 and 2004 (in thousands):

		Corporate
	Investment Portfolio	Segment Results	Reconciliations to GAAP	Total Corporate	Total Operating
Three Months Ended September 30, 2005
Revenues	$35,009	71	(28,938)	(28,867)	6,142
Direct expenses	2,603	10,326	(14,396)	(4,070)	(1,467)
Segment contribution	32,406	(10,255)	(14,542)	(24,797)	7,609
Corporate overhead allocation	—	(8,303)	—	(8,303)	(8,303)
Income (loss) before income taxes	32,406	(1,952)	(14,542)	(16,494)	15,912
Provision for income tax expense	—	(2,999)	—	(2,999)	(2,999)
Net income (loss)	$32,406	(4,951)	(14,542)	(19,493)	12,913

Three Months Ended September 30, 2004
Revenues	$18,914	51	(36,716)	(36,665)	(17,751)
Direct expenses	2,432	7,990	(14,436)	(6,446)	(4,014)
Segment contribution	16,482	(7,939)	(22,280)	(30,219)	(13,737)
Corporate overhead allocation	—	(10,301)	—	(10,301)	(10,301)
Income (loss) before income taxes	16,482	2,362	(22,280)	(19,918)	(3,436)
Provision for income tax expense	—	(1,536)	—	(1,536)	(1,536)
Net income (loss)	$16,482	826	(22,280)	(21,454)	(4,972)

Nine Months Ended September 30, 2005
Revenues	$116,821	189	(66,206)	(66,017)	50,804
Direct expenses	7,602	29,566	(36,078)	(6,512)	1,090
Segment contribution	109,219	(29,377)	(30,128)	(59,505)	49,714
Corporate overhead allocation	—	(21,403)	—	(21,403)	(21,403)
Income (loss) before income taxes	109,219	(7,974)	(30,128)	(38,102)	71,117
Provision for income tax expense	—	(4,792)	—	(4,792)	(4,792)
Net income (loss)	$109,219	(12,766)	(30,128)	(42,894)	66,325

Nine Months Ended September 30, 2004
Revenues	$72,068	373	(103,379)	(103,006)	(30,938)
Direct expenses	4,871	23,660	(39,805)	(16,145)	(11,274)
Segment contribution	67,197	(23,287)	(63,574)	(86,861)	(19,664)
Corporate overhead allocation	—	(27,233)	—	(27,233)	(27,233)
Income (loss) before income taxes	67,197	3,946	(63,574)	(59,628)	7,569
Provision for income tax expense	—	(4,538)	—	(4,538)	(4,538)
Net income (loss)	$67,197	(592)	(63,574)	(64,166)	3,031

Investment Portfolio.  Segment contribution increased $15.9 million in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to the $7.6 million non-cash mark to market valuation gain on interest rate swap and cap agreements in the third quarter of 2005 compared to the ($12.1) million non-cash mark to market valuation loss in the third quarter of 2004. The increase in the ending valuation of the swaps and caps as of September 30, 2005  resulted from a heightening of the forward yield curve during the third quarter of 2005 as compared to a declining curve during the comparable period in 2004. Our interest rate swaps and cap are not designated as cash flow hedges and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and cap is reported in current period earnings. The non-cash valuation increase was partially offset by decreased net interest income on our loans held for investment as the average financing costs of our portfolio grew to 4.3% in the third quarter of 2005 from 2.3% during the third quarter of 2004.

Segment contribution increased $42.0 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to the increase in net interest income after provision for loan loss, as a result of the growth of our portfolio of loans held for investment.  During the nine months ended September 30, 2005, our average portfolio of loans held for investment increased to $4.8 billion from $2.6 billion for the nine months ended September 30, 2004.  In addition, we recognized a $31.0 million increase in the non-cash mark to market and net cash received from our interest rate swaps hedging our securitization financing in the nine months ended September 30, 2005 versus the nine months ended September 30, 2004.  The $2.7 million increase in direct expenses for the nine months ended September 30, 2005 compared to the same period in 2004 primarily reflects an increase in third-party servicing expense relating to our loan portfolio.  We anticipate investment segment contribution for the final quarter of 2005 to approximate the third quarter of 2005 results, with slightly higher net income in 2006, primarily due to the planned growth of our held for investment portfolio partially offset by thinner net interest margins on the loans to be originated in 2006 compared to the loans currently in our portfolio which are expected to prepay in 2006.

Corporate.    Direct expenses increased from the three and nine months ended September 30, 2004 to September 30, 2005 due to staffing increases in the second half of 2004 primarily to support our legal, accounting and information technology departments. The increase in 2005 direct expenses also includes increases in professional costs related to operating as a public company. We expect direct expenses to increase slightly in the final quarter of 2005, and increase additionally in 2006, reflecting incremental costs to be incurred for additional technology staffing, amortization, and maintenance expenses related to placing our new loan origination software system fully into service and the implementation of Sarbanes-Oxley Act compliance measures.

Liquidity and Capital Resources

As a mortgage lending company, we borrow substantial cash to fund the mortgage loans we originate. After funding, our primary operating subsidiary, Fieldstone Mortgage Company, holds all of the conforming loans and some of the non-conforming loans that it originates in inventory (warehouse) prior to sale. We hold the remainder of the non-conforming loans for investment in our portfolio. Our primary cash requirements include:

•             funding mortgages;

•             premiums paid in connection with loans originated in the wholesale channel;

•             interest expense on our warehouse lines, repurchase facilities and securitization financings;

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

We rely on our securitizations as a primary source of liquidity. As of September 30, 2005, we have completed eight securitizations, issuing an aggregate $6.3 billion of mortgage-backed securities.

The following is a summary of the securitizations we issued by series, as of the date of issuance, during the year ended December 31, 2004 and the nine months ended September 30, 2005 (in millions):

	Year Ended					Nine Months Ended
	December 31, 2004					September 30, 2005
	FMIT 2004-1	FMIT 2004-2	FMIT 2004-3	FMIT 2004-4	FMIT 2004-5	FMIT 2005-1	FMIT 2005-2
Issue date	Feb 2004	Apr 2004	Jul 2004	Oct 2004	Nov 2004	Feb 2005	Aug 2005
Bonds issued	$652	844	949	845	864	729	911
Loans pledged	$681	880	1,000	879	900	750	967
Bond ratings—Standard and Poor’s	AAA–BBB	AAA–BBB	AAA–BBB	AAA–A+	AAA–BBB+	AAA–BBB-	AAA–A+
Bond ratings—Moody’s	Aaa–Baa2	Aaa–Baa2	Aaa–Baa2	Aaa–Baa2	Aaa–Baa2	Aaa–Baa3	Aaa–Baa2
Financing costs—LIBOR plus	0.29 – 1.8%	0.24 – 2.15%	0.27 – 2.15%	0.33 – 1.80%	0.24 – 1.85%	0.12-2.0%	0.12-1.35%
Weighted average spread over LIBOR	0.55%	0.47%	0.48%	0.51%	0.53%	0.40%	0.38%
Transaction fees	0.36%	0.32%	0.34%	0.35%	0.32%	0.36%	0.33%

We use our various warehouse lines and repurchase facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within three months of origination and pays down these facilities with the sale proceeds. We issue mortgage-backed securities to pay down the portion of those facilities financing our loans held for investment.

The material terms and features of these secured warehouse lines and repurchase facilities as of September 30, 2005 are as follows (in millions):

Lender	Committed	Uncommitted	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Maximum Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Countrywide Warehouse Lending	$75.0	—	August 2006	95%-99.5%	$250.0	17:1	N/A
Countrywide Early Purchase Program	—	50.0	Uncommitted	N/A	N/A	N/A	N/A
Credit Suisse First Boston Mortgage Capital	500.0	—	February 2006	95%-99%	400.0	16:1	15.0
Credit Suisse, New York Branch Commercial Paper Facility	500.0	—	July 2006	92.5%	250.0	16:1	15.0
JP Morgan Chase Bank	150.0	—	April 2006	95%-97%	400.0	16:1	20.0
Lehman Brothers Bank	500.0	—	December 2005	95.5%-98.5%	250.0	16:1	15.0
Merrill Lynch Bank USA*	500.0	—	November 2005	93%-98%	250.0	17:1	N/A
Total	$2,225.0	50.0

* During the fourth quarter of 2005, the Merrill Lynch Bank USA facility was extended through December 9, 2005.  We expect to renew this warehouse line of credit for another year.

Under our warehouse lines and repurchase facilities, interest is payable monthly in arrears and outstanding principal is payable upon receipt of loan sale proceeds or transfer of a loan into a securitization trust. Outstanding principal is also repayable upon the occurrence of certain disqualifying events, which include a mortgage loan in default for a period of time, a repaid mortgage loan, a mortgage loan obtained with fraudulent information or the failure to cure a defect in mortgage loan documentation. Outstanding principal also is repayable if the mortgage loan does not close, but had been pledged and funds were advanced. Our warehouse lines and repurchase facilities contain terms mandating principal repayment if a loan remains on the line after a contractual time period from date of funding, or on the maturity date of the facility.

A primary component of our liquidity strategy is to finance our mortgage loans held for sale and our loans held for investment (prior to issuing securities collateralized by those loans) through a diverse group of lending counterparties and to schedule frequent sales or securitizations of loans so that the average holding period of our inventory of loans generally does not exceed 60 days.

We use our excess cash from operations and our capital to reduce the advances on our warehouse lines or repurchase facilities. This process reduces our debt outstanding and the corresponding interest expense incurred and results in excess mortgage collateral available to secure borrowings in an amount required to meet our working capital needs. This pool of available collateral totaled approximately $145 million and $190 million as of September 30, 2005 and December 31, 2004, respectively. We plan to deploy a portion of this working capital to finance the continued growth of our investment portfolio.

Our Board of Directors may consider authorizing us to repurchase a limited amount of our common stock, depending upon the projected incremental returns available through new loan originations and our stock price.  Any repurchase of our common stock could decrease our capital base, but could increase our overall return on remaining equity. If we did decrease our capital base, we would adjust our target portfolio balance to maintain our current 13:1 leverage target.

The warehouse lines and repurchase facilities are secured by substantially all of our non-securitized mortgage loans and contain customary financial and operating covenants that, among other things, require us to maintain specified levels of liquidity and net worth, restrict indebtedness other than in the ordinary course of business, restrict investments in other entities except in certain limited circumstances, restrict our ability to engage in mergers, consolidations or substantially change the nature or character of our business and require compliance with applicable laws. We were in compliance with all of these covenants at September 30, 2005 and December 31, 2004.

For our warehouse lines and repurchase facilities, advances bear interest at annual rates that vary depending upon the type of mortgage loans securing the advance of LIBOR plus an additional percentage which ranges from 0.23% to 3.25%. We are required to pay facilities fees ranging from 0.02% to 0.15% of the committed amount of the facility. We are also required to pay non-use fees on some of the warehouse lines and repurchase facilities of 0.125% on unused amounts which exceed certain thresholds relating to the average outstanding balance of the facility.

On October 11, 2005, FMOC entered into a master repurchase agreement with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc.  Under the repurchase facility FMOC may borrow up to an aggregate amount of $200 million from Liquid Funding by pledging a portfolio of non-prime mortgage-backed securities (Retained Securities).  The facility is scheduled to remain open until October 13, 2006 and bears interest at an annual rate of LIBOR plus an additional percentage.  The specific pricing terms and composition and amount of Retained Securities pledged in each transaction will be determined by the parties on a transaction by transaction basis.  As of November 11, 2005, Retained Securities having a market value of $80.8 million have been pledged to Liquid Funding as collateral for $57.1 million of borrowings under the agreement.

On October 21, 2005, FMOC entered into a master repurchase agreement with Lehman Brothers Inc. and Lehman Brothers Commercial Paper Inc. (together Lehman Brothers).  Under the repurchase facility FMOC may borrow up to an aggregate amount of $200 million from Lehman Brothers by pledging a portfolio of non-prime mortgage-backed securities (Retained Securities).  The facility is scheduled to remain open indefinitely, but may be terminated by either party at any time, and bears interest at an annual rate of LIBOR plus an additional percentage.  The specific pricing terms and composition and amount of Retained Securities pledged in each transaction will be determined by the parties on a transaction by transaction basis.  As of November 11, 2005, Retained Securities having a market value of $88.5 million have been pledged to Lehman Brothers as collateral for $68.1 million of borrowings under the agreement.

Cash Flows

For the nine months ended September 30, 2005, our cash flow from operations was $452.9 million as compared to operating cash flows of $216.7 million for the nine months ended September 30, 2004. This increase in operating cash flows is primarily due to increased proceeds from the higher volume of mortgage loan sales in the first nine months of 2005 compared to the first nine months of 2004.

Our cash used in investing activities was ($1.1) billion and ($2.8) billion for the nine months ended September 30, 2005 and 2004, respectively. The decrease in investing activities primarily relates to the lower funding volume of loans to be held for investment, as thinner interest margins during 2005 resulted in a lower portion of non-conforming loan originations which met our minimum return on asset threshold for loans to be added to our investment portfolio. Higher principal repayments in 2005 of our loans held for investment due to the continued seasoning of our portfolio of loans held for investment, also contributed to the decrease in investing activity. Our investing cash flows are negative as presented in our consolidated statements of cash flows, because they exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to present the net proceeds from, or repayments of, mortgage financing in our consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Our cash flows from financing activities were $0.6 billion and $2.5 billion for the nine months ended September 30, 2005 and 2004, respectively.

Commitments and Contingencies

We had commitments to fund approximately $642.8 million and $421.8 million of mortgage loans at September 30, 2005 and December 31, 2004, respectively. Interest rate lock commitments are considered derivatives under Statement No. 133, and as such, have been recorded at fair value in the consolidated statements of condition as a component of derivative assets, net. This does not necessarily represent future cash requirements, as some of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

We had forward delivery commitments to sell approximately $1.9 billion and $0.4 billion of loans at September 30, 2005 and December 31, 2004, respectively, of which $129.0 million and $63.1 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades, and $460.0 million and $40.0 million, respectively, were treasury note forward contracts, which we used to economically hedge the interest rate risk of our non-conforming loans.

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

On October 28, 2005, in the Company’s defense of the suit filed by its former shareholders, the Company served a cross claim against KPMG LLP (“KPMG”) in the matter of 820 Management Trust et al. v. Fieldstone Investment Corporation (FIC), Fieldstone Mortgage Company (FMC) and KPMG LLP (the “820 Management Trust Lawsuit”).  The cross claim was filed in the District Court of Tarrant County, Texas, where the 820 Management Trust Lawsuit is pending.  The 820 Management Trust Lawsuit is an action filed by certain of FIC’s former shareholders, alleging that the shareholders whose shares were redeemed out of the proceeds of the 144A Offering are entitled to an additional post-closing redemption price payment of approximately $19.0 million, plus interest and attorney fees. The former shareholders were paid $188.1 million for their shares on November 14, 2003 and the Redemption Agreement between the shareholders and the Company required an adjustment to the redemption price be paid to the shareholders based on the Company’s November 13, 2003 balance sheet, as audited by KPMG, the Company’s former auditors, pursuant to which the Company paid an additional $1.8 million to the former shareholders on February 18, 2004.  Following notification by the redeemed shareholders of their objection to the Company’s November 13, 2003 balance sheet, KPMG, on April 20, 2004, advised the Company that its audit of the November 13, 2003 balance sheet should no longer be relied upon.  The Company’s cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal the Company suffered damages.  In addition, the cross claim asserts that in the event the former shareholders prevail in the 820 Management Trust Lawsuit, KPMG negligently advised FIC regarding the November 13, 2003 balance sheet giving rise to this dispute.  The cross claim seeks a judgment against KPMG in an unspecified amount in excess of approximately $1 million, plus prejudgment interest for the attorneys fees and cost incurred in the above referenced matter.  See Part 1 Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ending on December 31, 2004 filed with the SEC on March 25, 2005 for a description of the 820 Management Trust Lawsuit.

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief.  The Company filed its answer denying all relevant claims on August 25, 2004.  In addition, the Company filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes.  Plaintiffs filed a response to the Company’s motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, the Company’s motion to dismiss was denied.  The parties are currently in the process of discovery and no trial date has yet been set; however, motions for summary judgment are due no later than June 21, 2006. Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter.  The plaintiffs in this matter have not specified damages sought and the Company is therefore unable to estimate potential exposure. While the Company intends to vigorously defend this matter, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations.

The Company is subject to various legal proceedings in the ordinary course of its business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. The Company’s management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial position.

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

•             the mark-to-market valuation changes to our interest rate swap and cap derivatives recognized for GAAP purposes are not recognized for tax accounting;

•             there are differences between GAAP and tax methodologies for capitalization of origination expenses; and

•             income of the TRS is included in the REIT’s earnings for consolidated GAAP purposes, but is not recognized in REIT taxable income unless and until a dividend is declared from the TRS to the REIT.

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

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the nine months ended September 30, 2005 and the year ended December 31, 2004 (in thousands):

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Consolidated GAAP pre-tax net income	$93,395	69,530
Plus:
Provision for loan losses in excess of actual charge-offs	19,064	21,056
Variance in recognition of net origination expenses	13,342	9,922
Less:
Taxable REIT subsidiary pre-tax net income	(13,311)	(10,091)
Mark-to-market valuation changes on derivatives	(16,171)	(22,079)
Miscellaneous other	(6,443)	(5,143)
Estimated REIT taxable income	$89,876	63,195

Our REIT taxable income for the nine months ended September 30, 2005 is an estimate only, and is subject to change until we file our 2005 REIT federal tax returns.

On October 5, 2005, we declared a quarterly cash dividend of $0.51 per share for the third quarter of 2005. The dividend was paid on October 28, 2005 to stockholders of record at the close of business on October 19, 2005. We declared dividends totaling $1.48 per share year to date through November 14, 2005.

We currently intend to distribute approximately 85% of our 2005 REIT taxable income in 2005, together with the portion of the 2004 REIT taxable income that was not distributed in 2004.

Other Operational and Investment Portfolio Data

Loan Fundings

The following table indicates our total fundings of loans held for investment and loans held for sale for the three and nine months ended September 30, 2005 and 2004 (in thousands)*:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total
Non-Conforming:
Loans held for investment	$1,019,811	56%	$1,210,648	72%	$1,949,120	43%	$3,149,689	68%
Loans held for sale	800,980	44%	476,922	28%	2,608,965	57%	1,498,844	32%
Total Non-Conforming	1,820,791	100%	1,687,570	100%	4,558,085	100%	4,648,533	100%

Conforming:
Loans held for sale	434,004	100%	301,269	100%	1,167,569	100%	976,564	100%
Total Fundings	$2,254,795		$1,988,839		$5,725,654		$5,625,097

*Data for the nine months ended September 30, 2005 reflects the second quarter of 2005 net transfer of mortgage loans held for investment to mortgage loans held for sale.

The increase in loan fundings in the three and nine months ended September 30, 2005 compared to the same periods in 2004 reflects increased production from our conforming wholesale operations throughout all of 2005, and an increase in our non-conforming fundings quarter over quarter.  Non-conforming originations have grown as a result of additional account executives and loan officers, combined with increased production from newer offices in the North western and Mid-Atlantic regions. We expect origination volumes in the fourth quarter of 2005 to approximate 85 - 90% of third quarter 2005 volume, down due primarily to market competition, rising interest rates and seasonal trends.

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the three months ended September 30, 2005 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$798,164	43.9%	7.2%	632	$138	83.9%	92.1%
Stated Income Wage Earner	535,270	29.4%	7.5%	683	176	84.2%	95.5%
Stated Income Self Employed	299,513	16.4%	7.5%	676	198	83.5%	93.5%
24 Month Bank Statements	53,209	2.9%	7.1%	639	214	83.7%	91.9%
12 Month Bank Statements	128,785	7.1%	7.2%	644	194	83.9%	93.2%
Limited Documentation	5,850	0.3%	7.3%	655	177	80.2%	89.9%
Total	$1,820,791	100.0%
Weighted Average			7.3%	655	$161	83.9%	93.4%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$39,915	2.2%	8.6%	535	$160	77.4%	78.4%	77.3%
550 – 599	223,033	12.3%	7.7%	579	141	81.6%	86.6%	76.1%
600 – 649	565,034	31.0%	7.3%	627	151	84.0%	93.1%	59.7%
650 – 699	635,337	34.9%	7.3%	672	170	84.7%	95.7%	29.0%
700 or greater	357,472	19.6%	7.1%	731	180	84.7%	95.6%	21.6%
Total	$1,820,791	100.0%
Weighted Average			7.3%	655	$161	83.9%	93.4%	43.9%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$347,020	19.1%	7.4%	629	$157	82.9%	92.2%	53.6%
2/28 LIBOR ARM IO	810,478	44.5%	6.8%	665	287	82.0%	94.3%	33.9%
3/27 LIBOR ARM	104,214	5.7%	7.3%	631	160	83.1%	91.6%	64.4%
3/27 LIBOR ARM IO	206,292	11.3%	6.7%	663	277	81.6%	92.4%	47.0%
5/25 Treasury ARM	4,780	0.3%	6.6%	658	266	76.4%	81.8%	91.2%
5/25 Treasury ARM IO	18,229	1.0%	6.6%	670	331	79.0%	88.4%	52.6%
Fixed Rate	105,559	5.8%	7.1%	655	151	79.0%	85.3%	69.9%
Fixed Rate IO	13,864	0.8%	7.1%	654	262	81.1%	90.6%	58.7%
6 Month ARM	550	0.0%	7.7%	688	550	90.0%	95.0%	0.0%
6 Month ARM IO	1,503	0.1%	7.2%	672	250	81.2%	93.0%	0.0%
2nd Liens	208,302	11.4%	10.0%	667	52	99.0%	99.0%	37.7%
Total	$1,820,791	100.0%
Weighted Average			7.3%	655	$161	83.9%	93.4%	43.9%

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

As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total expenses	$34,243	33,634	99,222	96,246
Deferred origination costs	14,397	14,435	36,078	39,806
Servicing costs—internal and external	(2,743)	(2,689)	(8,566)	(6,085)
Total general and administrative costs	45,897	45,380	126,734	129,967
Premiums paid, net of fees collected	4,751	(3,270)	14,884	9,791
Cost to produce	$50,648	48,650	141,618	139,758

Fundings:
Non-Conforming wholesale	$1,642,987	1,520,157	4,087,199	4,148,379
Non-Conforming retail	177,804	167,413	470,886	500,154
Conforming wholesale	318,746	207,981	879,724	680,166
Conforming retail	115,258	93,288	287,845	296,398
Total mortgage fundings	$2,254,795	1,988,839	5,725,654	5,625,097

Cost to produce as % of total mortgage loan fundings	2.25%	2.45%	2.47%	2.48%
Total general and administrative costs as % of total mortgage loan fundings	2.04%	2.28%	2.21%	2.31%

Segment cost to produce as % of mortgage loan fundings:
Non-Conforming wholesale	2.25%	2.28%	2.40%	2.38%
Non-Conforming retail	3.19%	3.98%	3.69%	3.74%
Total non-conforming	2.35%	2.45%	2.53%	2.52%

Conforming wholesale	1.74%	2.48%	2.16%	2.33%
Conforming retail	2.07%	2.25%	2.54%	2.24%
Total conforming	1.83%	2.41%	2.25%	2.30%

Our cost to produce decreased in the three and nine months ended September 30, 2005 compared to the prior year same periods, primarily due to a decrease in direct costs and an increase in loan fundings in the conforming segments.  We expect our cost to produce as a percentage of total mortgage loan fundings to increase slightly throughout the remainder of 2005 based upon our forecast of 10% to 15% lower funding volumes during the fourth quarter.

Non-Conforming Wholesale Segment.  Our non-conforming wholesale segment net cost to produce remained relatively flat in both the three and nine months ended September 30, 2005, compared to the same periods in 2004.

Non-Conforming Retail Segment.  The decrease in our non-conforming retail segment cost to produce both quarter and year to date 2005 over the prior year same periods reflects a reduction in marketing expenses combined with an increase in net revenue generated by our relationship-based and affinity-lending programs.

Conforming Wholesale Segment.  Our conforming wholesale segment cost to produce decreased in the three and nine months ended September 30, 2005 from the three and nine months ended September 30, 2004, primarily due to a decrease in fixed expenses in 2005 combined with a 53.3% increase in loan fundings in the third quarter of 2005 and a 29.3% increase in loan fundings in the nine months ended September 30, 2005 as compared to the same periods in 2004. In the first nine months of 2004, we evaluated each conforming wholesale branch for profitability and closed those branches with negative contributions.

Conforming Retail Segment.  The decrease in the cost to produce of our conforming retail segment in the three months ended September 30, 2005, primarily reflects a 6.5% increase in direct costs supporting a 23.6% increase in loan fundings. Net cost to produce rose during the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to a decrease in fee revenue due to market price competition and a decrease in revenue from loans brokered to other mortgage companies.  Cost to produce also increased in the nine months ended September 30, 2005 due to higher costs associated with expanded operations in Colorado during this period.

Investment Portfolio

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of September 30, 2005 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,390,498	45.3%	6.9%	621	$165	83.0%	91.0%
Stated Income Wage Earner	1,511,451	28.7%	6.9%	689	212	81.4%	95.0%
Stated Income Self Employed	866,206	16.4%	7.0%	672	226	80.8%	93.4%
24 Month Bank Statements	197,814	3.8%	6.9%	626	230	83.7%	91.1%
12 Month Bank Statements	278,024	5.3%	7.0%	638	221	83.0%	91.9%
Limited Documentation	28,486	0.5%	7.0%	634	209	80.5%	92.4%
Total	$5,272,479	100.0%
Weighted Average			6.9%	650	$190	82.2%	92.6%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$311,110	5.9%	8.0%	531	$137	80.1%	81.4%	81.8%
550 – 599	787,572	15.0%	7.5%	576	160	82.2%	85.7%	75.2%
600 – 649	1,366,716	25.9%	6.9%	627	191	82.4%	91.4%	63.5%
650 – 699	1,788,059	33.9%	6.7%	674	210	82.2%	95.9%	26.4%
700 or greater	1,019,022	19.3%	6.6%	733	209	82.7%	97.1%	20.0%
Total	$5,272,479	100.0%
Weighted Average			6.9%	650	$190	82.2%	92.6%	45.3%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,629,526	30.9%	7.3%	624	$141	82.2%	90.8%	54.4%
2/28 LIBOR ARM IO	2,800,252	53.1%	6.7%	664	253	82.2%	94.3%	37.9%
3/27 LIBOR ARM	217,971	4.1%	7.4%	622	147	82.0%	89.9%	62.9%
3/27 LIBOR ARM IO	328,587	6.3%	6.8%	660	253	81.3%	91.4%	45.3%
5/25 Treasury ARM	25,293	0.5%	6.5%	656	174	78.5%	85.4%	65.3%
5/25 Treasury ARM IO	69,186	1.3%	6.3%	671	271	81.0%	89.8%	63.5%
Fixed Rate	115,890	2.2%	7.4%	649	151	78.8%	86.4%	66.0%
Fixed Rate IO	22,731	0.4%	6.9%	668	237	80.3%	90.8%	54.0%
6 Month ARM IO	4,795	0.1%	6.5%	681	208	80.7%	92.7%	25.3%
2nd Liens	58,248	1.1%	10.0%	713	55	99.5%	99.5%	11.8%
Total	$5,272,479	100.0%
Weighted Average			6.9%	650	$190	82.2%	92.6%	45.3%

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

As required by Regulation G, a reconciliation of net income and earnings per share (diluted) in the consolidated statements of operations, presented in accordance with GAAP, to core net income and core earnings per share (diluted) is provided below for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Core net income:
Net income	$23,424	3,951	88,603	30,303
Less: Mark to market (gain) loss on portfolio derivatives included in “Other income (expense) – portfolio derivatives
Mark to market interest rate swaps	(7,858)	11,023	(16,628)	(5,296)
Mark to market interest rate cap	228	1,096	457	1,519
Total mark to market on portfolio derivatives	(7,630)	12,119	(16,171)	(3,777)
Less: Amortization of interest rate swap buydown payments	(224)	—	(224)	—
Core net income	$15,570	16,070	72,208	26,526

Core earnings per share (diluted):
Net income available to common shareholders	$23,424	3,951	88,603	30,303
Less: Mark to market (gain) loss on portfolio derivatives	(7,630)	12,119	(16,171)	(3,777)
Amortization of interest rate swap buydown payments	(224)	—	(224)	—
Unvested restricted stock dividends	(187)	(125)	(363)	(162)
Core net income available to common shareholders	$15,383	15,945	71,845	26,364

Earnings per share – diluted	$0.48	0.08	1.82	0.62
Core earnings per share – diluted	$0.32	0.33	1.48	0.54

Diluted weighted average common shares outstanding	48,479,152	48,481,516	48,478,654	48,527,501

Core net income for the three months ended September 30, 2005 was $15.6 million, or $0.32 per share (diluted), a decrease of $0.5 million from the $16.1 million core net income, or $0.33 per share (diluted) for the third quarter of 2004. This decrease was due primarily to a 1.0% reduction in core net yield on loans held for investment coupled with an increase in the provision for loan losses – loans held for investment reflecting higher portfolio delinquencies as expected with a more seasoned loan portfolio.

Core net income for the nine months ended September 30, 2005 was $72.2 million, or core earnings per share (diluted) of $1.48, an increase of $45.7 million from the $26.5 million core net income, or core earnings per share (diluted) of $0.54 for the nine months ended September 30, 2004.  Core net income in the nine months ended September 30, 2005 was higher than the nine months ended September 30, 2004 due to the growth of the investment portfolio to an average balance of $4.8 billion during 2005 compared to an average balance of $2.6 billion during the nine months ended September 30, 2004.

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

As required by Regulation G, a reconciliation of net interest income after provision for loan losses in the consolidated statements of operations, presented in accordance with GAAP, to core net interest income after provision for loan losses is provided below for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Core net interest income after provision for loan losses:
Net interest income after provision for loan losses	$24,228	38,848	107,809	91,321
Plus: Net cash settlements received (paid) on portfolio derivatives included in “Other income (expense) – portfolio derivatives	8,000	(2,913)	10,369	(8,265)
Less: Amortization of interest rate swap buydown payments	(224)	—	(224)	—
Core net interest income after provision for loan losses	$32,004	35,935	117,954	83,056

Interest income loans held for investment	$84,940	60,141	248,350	130,139

Interest expense loans held for investment	54,361	20,274	134,742	38,705
Plus: Net cash settlements received (paid) on portfolio derivatives	(8,000)	2,913	(10,369)	8,265
Plus: Amortization of interest rate swap buydown payments	224	—	224	—
Core interest expense – loans held for investment	46,585	23,187	124,597	46,970
Core net interest income loans held for investment	38,355	36,954	123,753	83,169
Provision for loan losses loans held for investment	11,045	5,921	22,402	14,878
Core net interest income loans held for investment after provision for loan losses	27,310	31,033	101,351	68,291

Net interest income loans held for sale	4,694	4,902	16,603	14,765
Core net interest income after provision for loan losses	$32,004	35,935	117,954	83,056
Core yield analysis:
Core yield analysis – loans held for investment:
Yield on loans held for investment	6.7%	6.5%	6.8%	6.6%

Cost of financing for loans held for investment	4.3%	2.3%	3.8%	2.1%
Net cash settlements (received) paid on portfolio derivatives	(0.6)%	0.3%	(0.3)%	0.5%
Amortization of interest rate swap buydown payments	0.0%	0.0%	0.0%	0.0%
Core cost of financing for loans held for investment	3.7%	2.6%	3.5%	2.6%

Net yield on loans held for investment	2.4%	4.3%	3.1%	4.6%
Net cash settlements received (paid) on portfolio derivatives	0.6%	(0.3)%	0.3%	(0.4)%
Amortization of interest rate swap buydown payments	0.0%	0.0%	0.0%	0.0%
Core net yield on loans held for investment	3.0%	4.0%	3.4%	4.2%
Provision for loan losses – loans held for investment	(0.9)%	(0.6)%	(0.6)%	(0.8)%
Core yield on loans held for investment after provision for loan losses	2.1%	3.4%	2.8%	3.4%

Core yield analysis – loans held for sale:
Yield on loans held for sale	6.5%	7.4%	6.8%	7.2%
Cost of financing for loans held for sale	4.5%	2.7%	4.3%	2.5%
Net yield on loans held for sale	3.1%	5.6%	3.8%	5.6%

Core yield analysis – loans held for investment and loans held for sale:
Yield- net interest income on loans held for sale and loans held for investment after provision for loan losses	1.7%	3.9%	2.6%	4.1%
Net cash settlements received (paid) on portfolio derivatives	0.6%	(0.3)%	0.3%	(0.4)%
Amortization of interest rate swap buydown payments	0.0%	0.0%	0.0%	0.0%
Core yield – net interest income on loans held for sale and loans held for investment after provision for loan losses	2.3%	3.6%	2.9%	3.7%

Core net interest income after provision for loan losses was $32.0 million for the three months ended September 30, 2005, a 2.3% core net interest margin, a decrease of $3.9 million compared to $35.9 million for the three months ended September 30, 2004, a 3.6% core net interest margin. Core net interest income after provision for loan losses was $118.0 million for the nine months ended September 30, 2005, a 2.9% core net interest margin, an increase of $34.9 million compared to $83.1 million for the nine months ended September 30, 2004, a 3.7% core net interest margin.  Core net interest margin in the three and nine months ended September 30, 2005 was lower than the same periods in 2004 due to the generally lower net interest margins available on new loans added to the portfolio as older loans financed with lower rate debt and swaps were replaced with loans with about the same interest rates that are financed by higher rate debt and swaps indexed to the rising LIBOR interest rate.

Impact of New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (Statement No. 154).  This Statement replaces APB Opinion No. 20, “Accounting Changes,” (APB No. 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  Statement No. 154 carries forward the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  However, Statement No. 154 changes the requirements for the accounting for and reporting a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.  The Company will adopt Statement No. 154, as applicable, beginning in fiscal year 2006. Management does not believe that the implementation of Statement No. 154 will have a material effect on our results of operations at the time of initial adoption.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. We are subject to interest rate risk because the interval for re-pricing of the assets and liabilities is not matched. An increase or decrease in interest rates would affect our net interest income and the fair value of our mortgage loans held for investment and held for sale as well as the related financing. We employ hedging strategies to manage the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause our cash flows or the value of our assets to decline and to result in losses when movements in interest rates cause our cash flows or the value of our assets to increase.

The interest rates on our hybrid ARM loans held for investment are fixed for the first two to five years of the loan, after which the interest rates reset every six months to the then-current market rate. The interest rates on the bonds financing these loans reset to current market rates each month during the entire term of the loan. During the period we are receiving fixed rate payments on our loans, we use interest rate swaps to pay fixed interest rate payments to the swap counter-party, and receive variable interest rate payments which match the interest rates on our financing interest costs. The swap of “variable for fixed” rates allows us to match fund our loans during the fixed rate period of the hybrid loans.

There have not been any significant changes in our interest rate risk profile and our strategies to manage interest rate risk from December 31, 2004 to September 30, 2005. For further information on our interest rate risk profile, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” contained in our 2004 Form 10-K.

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

ITEM 4.                   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, Michael J. Sonnenfeld, and our principal financial officer and principal accounting officer, Teresa McDermott, evaluated as of September 30, 2005, the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

In connection with the evaluation described above, our principal executive officer and principal financial and accounting officer identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                    LEGAL PROCEEDINGS.

On October 28, 2005, in the Company’s defense of the suit filed by its former shareholders, the Company served a cross claim against KPMG LLP (“KPMG”) in the matter of 820 Management Trust et al. v. Fieldstone Investment Corporation (FIC), Fieldstone Mortgage Company (FMC) and KPMG LLP (the “820 Management Trust Lawsuit”).  The cross claim was filed in the District Court of Tarrant County, Texas, where the 820 Management Trust Lawsuit is pending.  The 820 Management Trust Lawsuit is an action filed by certain of FIC’s former shareholders, alleging that the shareholders whose shares were redeemed out of the proceeds of the 144A Offering are entitled to an additional post-closing redemption price payment of approximately $19.0 million, plus interest and attorney fees. The former shareholders were paid $188.1 million for their shares on November 14, 2003 and the Redemption Agreement between the shareholders and the Company required an adjustment to the redemption price be paid to the shareholders based on the Company’s November 13, 2003 balance sheet, as audited by KPMG, the Company’s former auditors, pursuant to which the Company paid an additional $1.8 million to the former shareholders on February 18, 2004.  Following notification by the redeemed shareholders of their objection to the Company’s November 13, 2003 balance sheet, KPMG, on April 20, 2004 advised the Company that its audit of the November 13, 2003 balance sheet should no longer be relied upon.  The Company’s cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal the Company suffered damages.  In addition, the cross claim asserts that in the event the former shareholders prevail in the 820 Management Trust Lawsuit, KPMG negligently advised FIC regarding the November 13, 2003 balance sheet giving rise to this dispute.  The cross claim seeks a judgment against KPMG in an unspecified amount in excess of approximately $1 million, plus prejudgment interest for the attorneys fees and cost incurred in the above referenced matter.  See Part 1 Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ending on December 31, 2004 filed with the SEC on March 25, 2005 for a description of the 820 Management Trust Lawsuit.

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief.  The Company filed its answer denying all relevant claims on August 25, 2004.  In addition, the Company filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes.  Plaintiffs filed a response to the Company’s motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, the Company’s motion to dismiss was denied.  The parties are currently in the process of discovery and no trial date has yet been set; however, motions for summary judgment are due no later than June 21, 2006. Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter.  The plaintiffs in this matter have not specified damages sought and the Company is therefore unable to estimate potential exposure. While the Company intends to vigorously defend this matter, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations.

The Company is subject to various legal proceedings in the ordinary course of its business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. The Company’s management believes that any liability with respect these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial position.

For information on other material legal proceedings, see our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004.

ITEM 5.    OTHER INFORMATION.

Amendment to Merrill Lynch Master Repurchase Agreement

On November 9, 2005, Fieldstone Investment Corporation and Fieldstone Mortgage Company entered into a fourth amendment (the “Fourth Amendment”) to that certain Master Repurchase Agreement dated as of November 12, 2004, as amended, with Merrill Lynch Bank USA (the “ML Repurchase Agreement”).  The Fourth Amendment extends the termination date from November 11, 2005 to December 9, 2005.  The Amendment did not change any other material terms of the ML Repurchase Agreement and did not affect the amount outstanding under the ML Repurchase Agreement.

Repurchase Agreement with Credit Suisse, New York Branch

On November 8, 2005, Fieldstone Investment Corporation and Fieldstone Mortgage Company (collectively the “Sellers”), entered into (a) a Master Repurchase Agreement (the “Repurchase Agreement”) by and among the Sellers and Credit Suisse, New York Branch (“CSFB”), as Administrative Agent for the benefit of the several Conduit Buyers and Committed Buyers party thereto from time to time (the “Repurchase Agreement”).  Simultaneously with such execution, Fieldstone Investment Funding, LLC (“Fieldstone Funding”), a direct wholly owned subsidiary of Fieldstone Investment Corporation, and Fieldstone Investment Corporation terminated the Funding Agreement by and among Fieldstone Funding, Fieldstone Investment Corporation and CSFB, as Facility Agent for the benefit of the Group Agents and Lenders, and the several Conduit Lenders, Committed Lenders and Group Lenders a party thereto from time to time, dated as of July 27, 2005 (as amended, the “Funding Agreement”) and the ancillary transaction documents related thereto.  The Repurchase Agreement replaces the Funding Agreement, which is filed as Exhibit 10.1 to this report.

The Repurchase Agreement sets forth the terms for a repurchase facility (the “Facility”) under which the Sellers may sell and CSFB must purchase, mortgage loans which meet the eligibility criteria set forth thereunder (the “Mortgage Loans”), up to a maximum outstanding aggregate amount of $600,000,000.00, and the terms pursuant to which the Sellers must repurchase such Mortgage Loans from CSFB. Terms for the purchase of the Mortgage Loans consist of an advance rate of 92.5% of the market value of the Mortgage Loans, and an interest rate of one month LIBOR + 0.23% (or, with respect to wet-ink Mortgage Loans, one month LIBOR + 0.43%), with a monthly administrative fee equal to (i) 0.02% per annum multiplied by (ii) the weighted average daily Facility outstanding principal for such calendar month. The Facility is scheduled to remain open until July 26, 2006 and is subject to other customary terms and conditions relating to interest rates, facility fees, limits on recourse obligations, and other covenants, including maintenance of certain financial covenants, including, among other things: (a) the Sellers’ (x) combined ratio of consolidated indebtedness to Consolidated Adjusted Tangible Net Worth (as defined under the Repurchase Agreement) must not exceed 16:1 and (y) combined ratio of consolidated indebtedness (net of non-recourse indebtedness) to Consolidated Adjusted Tangible Net Worth must not exceed 10:1, (b) the Sellers must maintain cash, cash equivalents and unencumbered Mortgage Loans held for sale or securitization of at least $15 million and (c) the Sellers must maintain a Consolidated Adjusted Tangible Net Worth of at least $400 million.

The Repurchase Agreement also includes customary events of default including, among other things, (a) the Sellers’ failure to make any payment due and owing to CSFB thereunder; (b) the Sellers’ failure to cure any margin deficit arising as a result of a decrease in the value of the Mortgage Loans, (c) an act of insolvency occurs with respect to either Sellers, (d) any of the Sellers’ representations and warranties set forth in the Repurchase Agreement are found to be incorrect or untrue in any material respect; (e) the Sellers’ failure to maintain the financial covenants set forth thereunder, or (f) the failure of Fieldstone Investment to at any time continue to be qualified as a real estate investment trust as defined in Section 856 of the Code.

In the event of an event of default by the Sellers, CSFB has the right to accelerate the repurchase date under the Facility, to cause all income generated by the Mortgage Loans to be applied to the unpaid repurchase price of the Mortgage Loans, and to direct the applicable servicers of the Mortgage Loans to remit payment directly to CSFB.  In addition, the Sellers shall be liable to CSFB for (i) all reasonable legal fees incurred by CSFB incurred in connection with the event of default, (ii) all costs of entering into replacement transactions and entering into or terminating hedge transactions in connection with or as a result of the event of default, and (iii) any other damages, losses, costs or expenses directly arising or resulting from the occurrence of the event of default.

Termination of Guaranty Bank Facility

Effective November 9, 2005, Fieldstone Mortgage Company entered into a Termination Letter (the “Termination Letter”) with Guaranty Bank (“Guaranty”).  The parties previously entered into the Mortgage Loan Purchase and Sale Agreement dated as of July 23, 2003 (the “Purchase Agreement”), which provided for an uncommitted amount of allowable borrowing not to exceed $50,000,000.  The Purchase Agreement contained no stated maturity date and Fieldstone Mortgage Company has never borrowed under the Purchase Agreement.  The Termination Letter terminated the Purchase Agreement effective as of November 9, 2005.

Extended Severance Benefit

On November 11, 2005, Fieldstone Investment Corporation entered into a severance agreement with Mr. John Kendall, its Senior Vice President – Investment Portfolio, pursuant to which, after a change in control, Mr. Kendall would be entitled to a lump sum payment equal to 24 months’ salary if, within 12 months following the consummation of the change in control, he were to be terminated for a reason other than cause or if he terminated his employment for good reason.

Increase in Audit Committee Chairperson Annual Retainer

On November 2, 2005, upon the recommendation of the Compensation Committee, the Board of Directors approved an increase in the Audit Committee Chairman’s annual retainer from $5,000 to $10,000.  The increase in the Audit Committee Chairman’s annual retainer will be effective January 1, 2006.

ITEM 6.                    EXHIBITS.

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fieldstone Investment Corporation
(registrant)

Date: November 14, 2005	By:	/s/ Michael J. Sonnenfeld
Michael J. Sonnenfeld President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Teresa McDermott
Teresa McDermott Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)

Funding Agreement, dated July 27, 2005, among Fieldstone Investment Corporation, Fieldstone Investment Funding, LLC and Credit Suisse, New York Branch as facility agent, the several conduit lenders, committed lenders and group agents a party thereto from time to time. (Filed herewith)

10.1(2)	Fieldstone Investment Funding, LLC Fee Letter, dated July 27, 2005, by and between Fieldstone Investment Funding, LLC and Credit Suisse, New York Branch. (Filed herewith)
10.1(3)

Funding Agreement Termination Letter dated November 8, 2005 by and between Credit Suisse, New York Branch, Fieldstone Investment Funding, LLC, Fieldstone Investment Corporation and Alpine Securitization Corp. (Filed herewith)

10.2(1)

Master Repurchase Agreement by and among Credit Suisse, New York Branch, as administrative agent, Fieldstone Investment Corporation, as seller, Fieldstone Mortgage Company, as seller, and the several conduit buyers and committed buyers party thereto from time to time dated November 8, 2005. (Filed herewith)

10.2(2)

Pricing Letter, dated November 8, 2005, by and among Credit Suisse, New York Branch, as administrative agent, Fieldstone Mortgage Company, as seller, and Fieldstone Investment Corporation, as seller. (Filed herewith)

10.3(1)	First Amendment to Master Repurchase Agreement, dated as of May 10, 2005, among Merrill Lynch Bank USA, Fieldstone Mortgage Company and Fieldstone Investment Corporation. (Filed herewith)
10.3(2)	Second Amendment to Master Repurchase Agreement, dated as of June 1, 2005, among Merrill Lynch Bank USA, Fieldstone Mortgage Company and Fieldstone Investment Corporation. (Filed herewith)
10.3(3)	Third Amendment to Master Repurchase Agreement, dated as of July 11, 2005, among Merrill Lynch Bank USA, Fieldstone Mortgage Company and Fieldstone Investment Corporation. (Filed herewith)
10.3(4)	Fourth Amendment to Master Repurchase Agreement, dated as of November 9, 2005, among Merrill Lynch Bank USA, Fieldstone Mortgage Company and Fieldstone Investment Corporation. (Filed herewith)
10.4	Extended Severance Benefit Agreement by and between Fieldstone Investment Corporation and John Kendall dated November 11, 2005. (Filed herewith)
10.5	Audit Committee Chairperson Compensation, effective January 1, 2006. (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)