Form 10-Q/A
period 2005-06-30
FIELDSTONE INVESTMENT CORP
filed 2006-04-14
CIK 1271831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

410-772-7200
(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 12, 2005, the issuer had 48,835,876 shares of common stock outstanding.

EXPLANATORY NOTE

Fieldstone Investment Corporation (“Fieldstone”) is filing this Form 10-Q/A as Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2005 that was filed with the Securities and Exchange Commission on August 12, 2005 solely for the purpose of disclosing the amendment and restatement to the Parameters of Awards of Stock Options and Restricted Shares, which was not disclosed in a Form 8-K prior to the original filing of the Form 10-Q. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes the entire text of Part II – Item 5 and Item 6 (Exhibits).

PART II – OTHER INFORMATION

Item 5.    Other Information

On June 22, 2005, the Board of Directors of Fieldstone approved and adopted the Amended and Restated Parameters of Awards of Stock Options and Restricted Shares, attached as Exhibit 10.1 and incorporated herein by reference, which shall be in effect for all awards under the Fieldstone Equity Incentive Plan. The Compensation Committee granted the following performance shares to the 2004 Named Executive Officers: Michael Sonnenfeld, 18,000 shares; Walter Buczynski, 5,000 shares; John Kendall 5,000 shares; and John Camp, 5,000 shares in accordance thereof and with the form of performance share agreement previously filed.

Item 6.    Exhibits and Reports on Form 8-K

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION (registrant)

Date: April 14, 2006	By:	/s/ Michael J. Sonnenfeld
Michael J. Sonnenfeld
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Parameters of Awards of Stock Options and Restricted Shares (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)             Incorporated by reference to the registrant’s Form 10-Q filed with the SEC on August 12, 2005.