Form 10-K
period 2005-12-31
FIELDSTONE INVESTMENT CORP
filed 2006-04-14
CIK 1271831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of our common stock held by non-affiliates was $683,179,603 based on the last sale price as reported by the NASDAQ National Market on June 30, 2005. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares of Common Stock outstanding as of March 1, 2006:  48,536,485

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

i

Cautionary Advice Regarding Forward-Looking Statements

Statements contained in this Form 10-K which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. These statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•       our ability to successfully implement or change aspects of our portfolio strategy;

•       interest rate volatility and the level of interest rates generally;

•       the sustainability of loan origination volumes and levels of origination costs;

•       continued availability of credit facilities for the origination of mortgage loans;

•       the ability to sell or securitize mortgage loans on favorable economic terms;

•       deterioration in the credit quality of our loan portfolio;

•       the nature and amount of competition;

•       the impact of changes to the fair value of our interest rate swaps on our net income, which will vary based upon changes in interest rates and could cause net income to vary significantly from quarter to quarter; and

•       the other factors referenced in this report, including those set forth under the section entitled “Item 1A Risk Factors.”

ii

PART I

ITEM 1.                BUSINESS.

Overview

We are a fully integrated mortgage banking company that has a portfolio of mortgage loans we originated and that originates, securitizes, sells and services non-conforming and conforming single-family residential mortgage loans. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. We originate loans for borrowers nationwide through our operating subsidiary, Fieldstone Mortgage Company (Fieldstone Mortgage or FMC). Fieldstone Mortgage has been operating since 1995, and we believe we have developed processes and criteria that promote sound underwriting and pricing decisions and provide the ability to efficiently approve and fund non-conforming and conforming loans with efficiency and quality.

During 2005, we originated loans through two primary channels: non-conforming and conforming. Each channel had wholesale and retail lending divisions. We maintained a wholesale network of over 4,700 independent mortgage brokers of which approximately 4,300 are non-conforming brokers and 400 are conforming brokers serviced by 20 regional wholesale operations centers. In addition, we operate a network of retail branch offices located in 21 states throughout the country offering non-conforming and conforming products. In early 2006, we sold the assets pertaining to all of our conforming wholesale offices, our conforming operations center and a majority of our conforming retail offices to third parties. We combined our remaining conforming retail personnel, branches and assets into our non-conforming retail division, which will continue to offer both non-conforming and conforming products. In 2006, our business will be divided into two production segments: wholesale and retail. Our wholesale segment will originate non-conforming loans through its network of independent mortgage brokers as more fully described in the section titled, “Non-Conforming Wholesale Segment.”  Our retail segment will originate both non-conforming and conforming mortgages through its retail offices as more fully described in the section titled, “Non-Conforming Retail Segment.”

In August 2003, we began implementing our current business strategy of retaining a portion of the non-conforming loans that we originate on a long-term basis in a portfolio, financed primarily by issuing mortgage-backed securities secured by these loans. Our goal is to build and manage a portfolio of loans with stable risk-adjusted returns to generate, for our stockholders, stable cash flows and dividends based on managing the credit quality of loans, the interest rate risk of the portfolio and the level of leverage we use to finance our portfolio. From 2003 through 2005, we completed nine securitizations totaling $7.4 billion and added $7.7 billion to our portfolio of loans held for investment. Our loans held for investment balance as of December 31, 2005 was $5.5 billion, which reflects the subsequent prepayment or disposal of $2.2 billion of our portfolio loans. We continue to sell to third parties a portion of the non-conforming loans and all of the conforming loans that we originate, on a servicing-released basis.

History and Structure

We were formed on August 20, 2003 as a Maryland corporation and a wholly owned subsidiary of Fieldstone Holdings Corp., a Delaware corporation (Fieldstone Holdings or FHC). In 1998, Fieldstone Holdings acquired Fieldstone Mortgage, a Maryland corporation formed in 1995 that had been originating and selling residential mortgage loans since 1996. On November 14, 2003, we completed a private offering of approximately 47.15 million shares of our common stock pursuant to Rule 144A, Regulation S and Regulation D under the Securities Act of 1933, as amended (referred to herein as the 144A Offering), which yielded net proceeds of approximately $658.1 million. In connection with the 144A Offering, we merged with Fieldstone Holdings. As the surviving entity, we succeeded to all of the assets and liabilities of Fieldstone Holdings, and Fieldstone Mortgage became our wholly owned principal operating subsidiary.

Pursuant to the merger, the shareholders of Fieldstone Holdings received 565.38168 shares of our common stock for each share of common stock of Fieldstone Holdings. Immediately following the closing of the 144A Offering, we redeemed the shares of common stock held by a group of former shareholders of Fieldstone Holdings for approximately $188.1 million of the net proceeds of the 144A Offering.

We have elected to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code. Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares.

We have elected to treat Fieldstone Mortgage as a taxable REIT subsidiary (TRS). Fieldstone Mortgage earns income and engages in activities that are not meant to occur in a REIT. For example, a TRS can earn income from the servicing and origination and sale of loans, income from which would not be qualifying income for purposes of the REIT income tests and could expose the REIT to a penalty tax. A TRS is taxed as a regular corporation, and its net income is, therefore, subject to federal, state and local corporate level tax.

In addition to Fieldstone Mortgage, we have three other wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp. (FMOC) and Fieldstone Servicing Corp. (FSC), which were formed on February 3, 2004 and Fieldstone Mortgage Investment Corporation (FMIC), which was formed in May 2005. Each are Maryland corporations and are treated as qualified REIT subsidiaries. FMOC holds securities and ownership interests in owner trusts and other financing vehicles, including securities issued by us or on our behalf. FMOC holds the equity interests in our securitized pools of mortgage loans, as well as, directly or indirectly, any economic derivatives designated as interest rate hedges related to our securitized debt. FSC holds the rights to direct the servicing of our loans held for investment. FMIC is a limited purpose financing subsidiary formed for the purpose of facilitating the financing and sale of mortgage loans and mortgage-related assets by issuing and selling securities secured primarily by, or evidencing interests in, mortgage loans and mortgage-related assets.

Strengths

We believe that we possess the following strengths that allow us to compete effectively and will enable us to continue to expand our business:

•       Corporate Culture of Integrity, Service, Efficiency and Teamwork.   We have grown over the past 10 years with a focus on the integrity of our personnel and our loans, a commitment to customer service and a commitment to constant improvement of our operations to achieve higher service levels, greater efficiencies and lower costs. Our entire team, including senior management, regional managers, branch managers, loan originators, processors, underwriters, funders and shippers, together with the quality control, secondary, shipping, servicing, information systems, accounting, legal, human resources, finance, internal audit and treasury employees in our home office, work as a team in the loan origination, sales, interim servicing and securitization processes. Our philosophy is that each aspect of originating a loan, from setting underwriting guidelines, to processing loan applications, to funding loans or to entering loan data, is of equal importance in the origination process.

•       Disciplined and Efficient Underwriting Guidelines and Supporting Processes and Technology.   We believe we have a disciplined approach to underwriting mortgage loans using complex and integrated risk management techniques. We believe that this allows us to make reliable and timely credit underwriting decisions and to offer competitive rates to borrowers. We are in the process of implementing a new loan origination system that we believe will lower our current costs, maintain the consistency of our credit decisions and improve loss mitigation efforts.

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

•       Comprehensive Product Offering.   We offer a wide array of loan products to our customers. We offer first and second lien loan programs as either fixed-rate mortgage loans or adjustable-rate mortgage loans (ARMs), including hybrid ARM loans with an initial fixed interest rate that subsequently converts to an adjustable rate. In addition, we offer fixed and ARM loans with an “interest only” feature for the first five years of the loan.

•       Management Experience and Expertise.   Our management team has an average of over 18 years of experience in mortgage banking, securitization and specialty finance businesses. Our experienced management team has developed the comprehensive origination processes, procedures and technology that we believe help to position us as a high quality, low-cost, customer-focused residential mortgage loan originator.

•       Successful Securitizations.   From 2003 through 2005, we completed nine securitizations executed as collateralized debt financings. We use our securitizations to match fund the maturities of our debt with the scheduled repayment of our loans. In connection with these securitizations, we believe that we have (i) established a credible relationship with various nationally recognized credit rating organizations, and (ii) begun to establish a track record with investors in mortgage-backed securities. In addition, to enhance our securitization program, we have begun to monitor the performance characteristics of each of our loan pools by building a loan performance database to improve risk management, loan product design and pricing, and to ensure adequate risk-adjusted returns. We believe that building a history of successful securitizations will facilitate our ability to execute additional securitizations and create a continued source of competitively priced long-term financing for our portfolio in the future.

Production Segments

We have been originating mortgage loans since 1996. Through 2005, we originated loans through our two primary channels: non-conforming and conforming. Loans originated by our conforming channel include conventional and government insured loans which are eligible for purchase by Fannie Mae or Freddie Mac, or loans which may generally meet the underwriting standards of Fannie Mae and Freddie Mac, except for the amount of the loan or certain other credit features. Fannie Mae and Freddie Mac are prohibited from owning or guaranteeing single-family residential mortgage loans with balances greater than a certain dollar limit or with certain other credit features, referred to as jumbo loans. Loans originated through our non-conforming channel are ineligible for purchase by Fannie Mae or Freddie Mac due to either loan size, credit characteristics of the borrower or documentation standards in connection with the borrower’s income. The credit characteristics that cause a loan to be ineligible include a relatively higher level of debt service carried by the borrower, higher loan-to-value, or LTV, a record of mortgage or consumer credit delinquencies, outstanding judgments, prior bankruptcies by the borrower and other credit items that do not satisfy the Fannie Mae or Freddie Mac underwriting guidelines. Ineligible documentation standards may include borrowers who provide limited or no documentation of their income in connection with the underwriting of the related mortgage loan. During 2005 and 2004, we originated approximately $7.4 billion and $7.5 billion, respectively, of mortgage loans, of which approximately 80% and 83%, respectively, were originated through our non-conforming channel, and 20% and 17%, respectively, were originated through our conforming channel.

Each channel has a wholesale and retail lending division. The primary difference between wholesale and retail lending is the borrower’s point of contact. For wholesale loans, an independent mortgage broker is the borrower’s primary contact. The broker sends a completed loan application to us for underwriting. For retail loans, we contact the borrower directly. For all loans that we fund, we control the credit underwriting, documentation and closings. In 2005, we maintained a wholesale network of over 4,700 independent mortgage brokers, of which approximately 4,300 were non-conforming brokers and 400 were conforming brokers. Through 2005, we operated our own network of non-conforming retail branch offices and conforming branch offices located in 21 states throughout the country.

Through 2005, our business, therefore, was divided into four production segments: non-conforming wholesale, non-conforming retail, conforming wholesale and conforming retail. You will find information concerning the financial results of these four production segments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section entitled “Production Segment Results.”

On January 13, 2006, our Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of our conforming retail and conforming wholesale segments. Management’s decision was based, in part, upon a review of the declining trend in the segments’ profitability in 2005 and 2004, as increased competition and depressed margins due to rising interest rates reduced the funding volumes and income contribution of those segments. On February 17, 2006, the assets of two retail conforming offices were sold to a third party. On February 28, 2006, we sold the assets of our conforming division’s headquarters office in San Antonio, Texas, our conforming division’s wholesale offices and certain of its retail offices to another third party. The remaining assets of the conforming segment, which include retail offices in Maryland and Virginia, have been combined with our non-conforming retail offices, which will offer a range of non-conforming and conforming loan products. We estimate our pre-tax expenses related to theses transactions to be approximately $1.0 million.

In 2006, our business will be divided into two production segments: wholesale and retail. Our wholesale segment will originate non-conforming loans through its network of independent mortgage brokers as more fully described in the section titled “Non-Conforming Wholesale Segment.”  Our retail segment will originate both non-conforming and conforming mortgages through its retail offices, as more fully described in the section titled “Non-Conforming Retail Segment.”

The following table summarizes information regarding our total loan originations in 2005 and 2004 by production segment (in thousands):

	Year Ended December 31,
	2005		2004
Production Segment	Loans Originated	Percentage of Total Originations	Loans Originated	Percentage of Total Originations
Non-Conforming Wholesale Segment	$5,348,385	72%	$5,529,824	74%
Non-Conforming Retail Segment	593,019	8%	655,221	9%
Conforming Wholesale Segment	1,124,730	15%	922,335	12%
Conforming Retail Segment	362,598	5%	367,867	5%
Total Originations	$7,428,732	100%	$7,475,247	100%

Non-Conforming Wholesale Segment

We have non-conforming wholesale operations centers in the following states: Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Minnesota, Missouri, Nebraska, Nevada, New Jersey, Pennsylvania, Texas and Washington. We originate wholesale non-conforming loans through a network of over 4,300 independent mortgage brokers that are solicited by and have contact with our account executives. Our account executives provide on-site training to broker personnel on the use of our products and services and help facilitate the funding of loans. In the wholesale origination process, brokers identify the prospective borrower, assist the borrower with completion of the loan application, gather necessary documentation and serve as the borrowers’ initial “point of contact.”

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

We review and underwrite every loan application submitted by our broker network, approve or deny each application and set the interest rates, costs, fees and other terms of the loan (which the broker evaluates with the borrower). Once all conditions to the closing of the loan have been met to our satisfaction, we create the closing documents for the loan, arrange an insured closing with a title company or closing agent and then fund the loan. The brokers conduct all marketing to and manage all contact with the borrowers for our wholesale loans and earn a brokerage fee on the loans they originate, including both fees paid by the borrower directly and premiums we pay directly to the brokers in addition to those fees, known as “yield spread premiums.” Our wholesale broker network allows us to increase our volume of loan originations without incurring the significantly greater overhead or marketing expenses associated with direct marketing to consumers.

Non-Conforming Retail Segment

We have non-conforming retail lending offices in the following states: Arizona, California, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Minnesota, Missouri, Nebraska, Nevada, New Mexico, Oregon, Tennessee, Texas, and Washington. We market retail non-conforming loans through a variety of methods, including direct mailings, the Internet, print and telephone directory advertisement, and affinity lending relationships. Our loan officers identify loan applicants and assist the applicants in gathering their loan documentation. Our processors enter the borrower information into FieldScore, our proprietary automated pre-qualification system. We believe that this regional presence enables us to provide better service to our customers and allows us to satisfy the lender criteria most important to our customers: speed of approval and funding. We also believe that local loan officers and branch managers are better suited to detect and avoid fraudulent loan applications based on their knowledge of their local market.

Conforming Wholesale Segment

During 2005, we had conforming wholesale operations centers in the following states: California, Colorado, Massachusetts, and Texas. We originated wholesale conforming loans through a network of approximately 400 independent mortgage brokers. In the wholesale origination process, brokers identified the prospective borrower, assisted the borrower with completion of the loan application, gathered necessary documentation and served as the borrower’s initial “point of contact.”

We reviewed and underwrote each loan application submitted by our broker network, and set the interest rates, costs, fees and other terms of the loan. The brokers conducted all marketing to borrowers and earned a brokerage fee, on the loans they originated, including both fees paid by the borrower directly and premiums we paid directly to the brokers, known as “yield spread premiums.”

During the first quarter of 2006, we sold the assets pertaining to all of our conforming wholesale origination offices and our conforming operations center to a third party, due, in part, to a decline in the profitability of this segment. Beginning in 2006, conforming loans will be originated by our production segment identified through 2005 as our non-conforming retail segment. In 2006, will we report two production segments only: wholesale and retail.

Conforming Retail Segment

During 2005, we had conforming retail lending offices in the following states: Arizona, Florida, Kentucky, Maryland, North Carolina, Tennessee, Texas and Virginia. We marketed retail conforming loans through a variety of methods, including realtor referrals, the Internet and print advertisement.

During the first quarter of 2006, we sold the assets pertaining to a majority of our retail lending offices to third parties and combined the remaining conforming retail offices with our non-conforming retail offices, in response to declining profitability trends in the majority of the offices comprising this segment.

Loan Originations by Borrower Purpose

The following table sets forth information about our 2005 and 2004 loan production based on borrower purpose (in thousands):

	Year Ended December 31,
	2005		2004
	Loans Funded	Percentage of Total Loans	Loans Funded	Percentage of Total Loans
Non-Conforming:
Refinance of existing mortgage	$2,179,868	37%	$2,519,273	41%
Purchase of home	3,761,536	63%	3,665,772	59%
Total Non-Conforming	$5,941,404	100%	$6,185,045	100%
Conforming:
Refinance of existing mortgage	$879,618	59%	$727,908	56%
Purchase of home	607,710	41%	562,294	44%
Total Conforming	$1,487,328	100%	$1,290,202	100%

Our non-conforming channel focuses on lending to borrowers for the purchase of a home. We believe these originations, as well as cash-out refinances, are less dependent on the relative level of interest rates than rate-term refinances.

Geographic Concentration of Originations

The following tables set forth aggregate dollar amounts and the percentage of all loans we originated in 2005 and 2004 by state (in thousands):

	Year Ended December 31,
	2005		2004
Non-Conforming
California	$2,420,048	41%	$2,772,306	45%
Illinois	498,700	9%	495,075	8%
Florida	356,719	6%	242,680	4%
Washington	312,933	5%	210,678	3%
Arizona	309,381	5%	299,392	5%
Texas	293,332	5%	262,816	4%
Colorado	204,802	3%	386,844	6%
Massachusetts	185,276	3%	259,530	4%
Maryland	144,506	3%	118,919	2%
Georgia	123,716	2%	51,273	1%
Other	1,091,991	18%	1,085,532	18%
Total	$5,941,404	100%	$6,185,045	100%

	Year Ended December 31,
	2005		2004
Conforming
California	$776,841	52%	$575,476	45%
Colorado	146,621	10%	104,068	8%
Maryland	127,917	9%	126,610	10%
Massachusetts	94,786	6%	118,549	9%
Virginia	60,234	4%	37,364	3%
Texas	56,830	4%	91,627	7%
Illinois	44,773	3%	40,199	3%
New Hampshire	38,530	3%	32,488	3%
North Carolina	26,316	2%	23,787	2%
Connecticut	17,406	1%	16,054	1%
Other	97,074	6%	123,980	9%
Total	$1,487,328	100%	$1,290,202	100%

Our loan originations are concentrated heavily in California because it is the largest mortgage market in the U.S. and, for our non-conforming loans, our underwriting, product design and pricing philosophies address the apparent needs of California borrowers, which we believe to be: non-standard credit profiles, low downpayment products, payment-focused and higher home values.

Loan Products

We offer both fixed-rate loans and adjustable-rate loans, or ARMs, to our non-conforming and conforming borrowers, including hybrid ARM loans with an initial fixed interest rate that subsequently convert to an adjustable rate. The payments on our ARM loans are adjustable from time to time as interest rates change, generally after an initial two-year period during which the loans’ interest rates are fixed and do not change. After an initial fixed rate period, the borrowers’ payments on our ARM loans generally adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. In addition, we offer fixed and ARM loans with an “interest only” feature for the first five years of the loan. Borrowers with this loan feature do not begin to re-pay the principal balance of the loans until after the fifth year of the loan. After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining 25 years of the loan. Our loan products are available at different interest rates and with different origination and application points and fees, depending on the particular borrower’s risk classification. See “Business—Underwriting.” If permitted by applicable law and agreed to by the borrower, in return for a lower interest rate, we may include a prepayment fee that is triggered by a loan’s full or substantial prepayment early in the loan’s term. Approximately 57.8% of the loans we originated in 2005 and approximately 62.2% of the loans we originated in 2004 included some form of prepayment fee.

Non-Conforming Loan Products

We underwrite non-conforming loans that we originate in accordance with our underwriting guidelines. Our underwriting guidelines are established by our credit committee, which is comprised of our senior management team, including our President and Chief Executive Officer, Executive Vice President—Secondary, Chief Financial Officer, Chief Credit Officer, Senior Vice President—Investment Portfolio and the Executive Vice President—Production. The credit committee meets on an as-needed basis to review proposed changes to our underwriting guidelines. We have developed underwriting processes and criteria that we believe will generate high quality loans and give us the ability to approve and fund loans quickly. Our guidelines help us evaluate a borrower’s credit history, willingness and ability to repay the loans as well as the value and adequacy of the borrower’s collateral, based on the experience we have had with similar loans in the past, and on industry performance data. Our underwriting guidelines are designed to generate loans that balance the credit risk of the borrower with the loan-to-value (LTV) and interest rate of the loan to provide stable risk-adjusted returns for our portfolio. In addition, our guidelines are designed to afford us the opportunity to sell any of our loan products to two or more institutional buyers of mortgages.

We consider a combination of factors in order to assess the borrower’s ability and willingness to repay the loan according to its terms, which is the basis for our underwriting guidelines and risk-based pricing:

•       Credit History:   A borrower’s past mortgage payment history, foreclosure history, bankruptcy history, as well as other consumer debt payment history. We obtain a credit report on each borrower from a third-party vendor that merges the credit data from the three national credit data repositories (Equifax, TransUnion and Experian). We segment loans based upon risk grades determined by the borrower’s credit history.

•       Credit Score:   Typically referred to as either the “credit score” or “FICO score”, which is a statistical ranking of likely future credit performance developed by Fair Isaac, & Company. We require a minimum credit score, or FICO score, of 500 and use the middle of the three scores (or lower of two) from the three national credit bureaus when classifying a borrower.

•       Debt-to-Income:   The debt-to-income, or DTI, is the ratio of a borrower’s total mortgage and consumer monthly debt payments to total monthly income. The maximum DTI varies based upon the loan-to-value, credit history and income documentation of a particular borrower.

•       Appraisal:   We require a full appraisal of each property that is prepared by a licensed, third-party, fee-based appraiser. The appraisals include an inspection of the exterior and interior of the subject property. The appraisal contains a market value analysis based upon recent sales of comparable homes in the area and an income analysis (where appropriate). Before we fund any mortgage loan, a non-affiliated appraisal review firm or one of our qualified underwriters reviews every appraisal using additional data to evaluate the appraisal. Except under defined circumstances, we order either automated valuation models (AVMs), desk reviews, field reviews or second full appraisals or use other valuation tools on all of our non-conforming loans to validate the appraisals.

•       Loan-to-Value:   The loan-to-value, or LTV, is the ratio of the amount of the loan to the appraised value. Combined-loan-to-value, or CLTV, is the ratio of first and second lien loans to the appraised value. Our guidelines allow for loans up to 100% LTV or 100% CLTV. As a borrower’s credit history and credit score decline in quality, we reduce the maximum allowable LTV or CLTV available to a borrower. Substantially all of our second lien loans are funded simultaneously with a first lien. In 2005 and 2004, these simultaneous fundings had an average CLTV of 99.0% and 98.7%, respectively.

•       Property Type:   Our loans are primarily collateralized by single-family detached homes. We also lend against residential properties up to 4 units, condominiums and planned unit developments.

•       Owner Occupancy Status:   We provide separate requirements depending upon whether the property securing the loan will be the borrower’s primary residence, second home or an investment property, and generally we require a lower LTV and higher interest rate for second homes and investment properties.

Conforming Loan Products

During 2005, the most common types of conforming loans we offered were:

•       Conventional Loan:.   Loans that meet the underwriting standards of Fannie Mae, Freddie Mac or institutional investors. We consider these conventional loans to be of the A+ and A risk classification.

•       FHA Loans:   Loans to buyers who qualify through the Federal Housing Authority’s (FHA) loan mortgage insurance program, designed to help give prospective home buyers the opportunity to qualify for a mortgage when they may not otherwise qualify. The Department of Housing and Urban Development (HUD) assumes some of the risk on the loan by providing levels of guarantees, provided that the loans are underwritten to their guidelines.

•       VA Loans:   Loans guaranteed by the Veterans Administration (VA) pursuant to a loan guarantee program available to qualified veterans of the U.S. armed services. This guarantee provides protection to us and the purchaser of our VA loans against defaults and delinquencies, and enables veterans to obtain mortgages when they might not otherwise qualify, with little to no down payment.

•       Jumbo Loans:   Loans that generally meet the underwriting standards of Fannie Mae and Freddie Mac, except for the amount of the loan or certain other credit features. Fannie Mae and Freddie Mac are prohibited from owning or guaranteeing single-family residential mortgage loans with balances greater than a certain dollar limit which is re-set annually. Loans with balances in excess of this amount, or with certain other credit features, are referred to as jumbo loans.

Underwriting

Our underwriting process requires a thorough application review and documentation designed to maximize the value of our mortgage loans. If an individual loan application does not meet our formal written underwriting guidelines, but the underwriter has a documented belief both that the borrower has the ability and willingness to pay and that the property provides adequate collateral for the borrower’s obligations, our underwriters can make underwriting exceptions according to our written exception policies and approval authorities. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market. For many of our higher debt ratio and LTV loan programs, we do not allow exceptions to our underwriting guidelines.

We do not permit variations from our guidelines without significant equity in the property securing the loan or other compensating factors. However, for lower LTV loans or for borrowers with higher credit scores or lower debt ratios, our underwriting policy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset areas of weakness. These compensating factors include credit scores, proposed reductions in the borrower’s debt service expense, employment stability, number of years in residence and net disposable income. Based upon this analysis and the information generated by our FieldScore software, we can make pre-qualification decisions generally within minutes. We then determine loan terms and conditions to produce loans that we believe are appropriately priced relative to principal amount and other factors, meet our quality standards and will provide an appropriate risk-adjusted return.

All of our non-conforming loans are underwritten by our on-staff underwriting personnel. We do not delegate underwriting authority to any broker or third party. Our underwriters review each non-conforming loan in one of our regional operations centers. We regularly train our loan originators on emerging trends in production, and we believe that our originators and underwriters are highly qualified and experienced and are familiar with our underwriting guidelines.

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

Originated Non-Conforming Loan Characteristics

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the year ended December 31, 2005 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,604,981	43.9%	7.4%	630	$132	84.2%	92.4%
Stated Income Wage Earner	1,659,811	27.9%	7.6%	683	170	83.9%	95.5%
Stated Income Self Employed	1,008,103	17.0%	7.6%	672	186	83.1%	93.6%
24 Month Bank Statements	215,662	3.6%	7.2%	638	203	84.9%	92.6%
12 Month Bank Statements	430,547	7.2%	7.4%	643	185	84.2%	93.9%
Limited Documentation	22,300	0.4%	7.5%	653	169	81.4%	91.6%
Total	$5,941,404	100.0%
Weighted Average/Average			7.5%	653	$155	84.0%	93.6%

Credit Score

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 - 549	$167,049	2.8%	8.7%	534	$154	78.7%	80.1%	79.3%
550 - 599	755,621	12.7%	7.8%	580	138	82.5%	87.8%	75.4%
600 - 649	1,851,204	31.1%	7.5%	627	145	84.2%	93.5%	59.3%
650 - 699	2,099,072	35.4%	7.4%	672	163	84.5%	95.9%	27.3%
700 or greater	1,068,458	18.0%	7.3%	732	171	84.5%	95.6%	22.0%
Total	$5,941,404	100.0%
Weighted Average/Average			7.5%	653	$155	84.0%	93.6%	43.9%

Product Type

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,313,441	22.1%	7.6%	625	$154	83.0%	92.1%	54.5%
2/28 LIBOR ARM IO	2,666,444	44.9%	7.0%	664	278	81.9%	94.6%	33.6%
3/27 LIBOR ARM	303,903	5.1%	7.5%	628	152	83.1%	91.4%	63.7%
3/27 LIBOR ARM IO	507,383	8.6%	6.8%	662	266	81.7%	92.5%	49.0%
5/25 Treasury ARM	11,448	0.2%	6.8%	670	212	78.4%	85.1%	72.2%
5/25 Treasury ARM IO	55,629	1.0%	6.6%	681	302	79.2%	88.0%	56.7%
Fixed Rate	335,386	5.6%	7.2%	654	143	79.2%	85.3%	69.5%
Fixed Rate IO	42,794	0.7%	7.2%	663	250	80.7%	91.0%	51.9%
6 month LIBOR ARM	1,800	0.0%	7.1%	694	225	84.0%	96.2%	20.0%
6 month LIBOR ARM IO	11,900	0.2%	7.2%	674	313	81.2%	93.4%	14.7%
2nd Liens	691,276	11.6%	10.1%	665	51	99.0%	99.0%	37.1%
Total	$5,941,404	100.0%
Weighted Average/Average			7.5%	653	$155	84.0%	93.6%	43.9%

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the year ended December 31, 2004 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$3,096,608	50.1%	7.1%	630	$143	85.7%	91.3%
Stated Income Wage Earner	1,574,074	25.4%	7.2%	691	150	83.1%	94.9%
Stated Income Self Employed	905,961	14.6%	7.4%	673	152	82.3%	93.3%
24 Month Bank Statements	290,914	4.7%	7.1%	633	191	87.0%	92.6%
12 Month Bank Statements	289,149	4.7%	7.1%	641	174	84.0%	91.6%
Limited Documentation	28,339	0.5%	7.2%	639	149	81.0%	89.7%
Total	$6,185,045	100.0%
Weighted Average/Average			7.2%	652	$149	84.5%	92.6%

Credit Score

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500—549	$375,871	6.1%	7.8%	530	$152	79.2%	80.3%	82.7%
550—599	788,176	12.7%	7.4%	577	160	84.6%	86.3%	77.4%
600—649	1,639,393	26.5%	7.2%	627	152	86.0%	92.2%	67.5%
650—699	2,105,717	34.1%	7.1%	673	144	84.5%	95.5%	33.3%
700 or greater	1,275,888	20.6%	6.9%	732	148	84.0%	95.8%	29.0%
Total	$6,185,045	100.0%
Weighted Average/ Average			7.2%	652	$149	84.5%	92.6%	50.1%

Product Type

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,894,070	30.6%	7.3%	628	$153	84.7%	91.6%	56.8%
2/28 LIBOR ARM IO	2,716,827	43.9%	6.7%	660	250	82.9%	93.8%	45.0%
3/27 LIBOR ARM	116,952	1.9%	7.1%	633	152	84.0%	90.0%	64.0%
3/27 LIBOR ARM IO	149,006	2.4%	6.6%	657	239	81.4%	90.9%	59.8%
5/25 Treasury ARM	73,820	1.2%	6.5%	662	173	79.2%	86.1%	64.4%
5/25 Treasury ARM IO	152,283	2.5%	6.4%	674	253	81.3%	89.7%	67.5%
Fixed Rate	392,372	6.3%	7.0%	661	145	78.1%	83.6%	62.7%
Fixed Rate IO	87,135	1.4%	7.1%	682	252	79.6%	91.3%	39.1%
6 month LIBOR ARM	3,384	0.1%	6.4%	686	260	79.7%	91.2%	6.5%
6 month LIBOR ARM IO	11,667	0.2%	6.6%	688	220	80.9%	95.3%	20.0%
2nd Liens	587,529	9.5%	9.7%	681	46	98.7%	98.7%	34.1%
Total	$6,185,045	100.0%
Weighted Average/ Average			7.2%	652	$149	84.5%	92.6%	50.1%

Regulatory Compliance, Quality Control and Licensing

Regulatory Compliance

We regularly monitor and analyze any changes to the laws, rules and regulations that apply to our business. We integrate many legal and regulatory requirements into our automated loan origination system to reduce the prospect of inadvertent non-compliance due to human error. We also maintain policies and procedures, and summaries and checklists, to help our origination personnel comply with these laws. Our loans and practices are also reviewed regularly in connection with the due diligence that we do and that is performed by the purchasers of our loans, our securitization dealers and our warehouse lenders. Our state regulators also review our practices and loan files regularly and report the results to us.

In May 2004, the conforming division of FMC d/b/a Broad Street Mortgage Co., received notification from the U.S. Department of Housing and Urban Development’s Regional Office of the Inspector General for Audit, in Fort Worth, Texas (the HUD IG), that an audit would be conducted of one of the division’s three San Antonio branches (the Branch) to review loan origination procedures and the quality control plan for FHA loans originated by the Branch. The HUD IG audit was triggered by the relatively high delinquency rate of loans originated by the Branch, even though the delinquency rate on FHA loans originated by all of FMC’s other branches is not above the national average. On August 31, 2004, FMC closed the Branch and terminated the staff through a reduction-in-force.

On May 26, 2005, the HUD IG issued its Audit Report of the Branch. The Audit Report alleges underwriting deficiencies with respect to 24 FHA-insured loans originated by the Branch. Specifically, the Audit Report asserts that the Branch did not follow HUD requirements with respect to the approval of loans where the borrowers received gift funds from non-profit organizations that were used as borrower downpayments. FMC maintains that downpayment assistance programs involving gift funds from non-profit organizations are expressly permitted under HUD’s FHA regulations. The Audit Report also asserts that the price of the property was increased by the amount of assistance provided to the borrower. FMC maintains that each of the 24 loans cited in the Audit Report had an independent appraisal performed on the property supporting the purchase price paid by the borrower. The Audit Report does not cite any deficiencies in any of the specific appraisals performed on these 24 properties. The Audit Report recommends that FMC be required to indemnify HUD for any losses suffered in connection with the 24 loans identified in the Audit Report. The Audit Report has been sent to HUD’s Office of Housing for resolution of the audit recommendations. FMC disputes the findings of the HUD IG with respect to the 24 loans at issue and intends to continue to seek reversal of these findings. Based on a recently-issued comment letter from HUD supporting downpayment assistance programs, FMC continues to believe that its efforts to reverse the HUD IG findings will be successful. FMC remains in good standing with HUD.

Quality Control

Our quality control group, or QC, is an integral part of our operations team as well as the legal, licensing and compliance teams. QC’s function is to verify and improve the quality of our operations. The professional staff consists of full-time and part-time employees which include an Assistant Vice President, two Managers (one specializing in conforming loans and one specializing in non-conforming loans), two full-time auditors, two part-time auditors and three special auditors, in addition to one administrative supervisor and two audit assistants located at our home office. The quality control group has an average of 21 years of industry experience. Each month, our quality control group, working in conjunction with other managers, selects a random sample of at least 10% of all loans originated through our origination channels during the prior month, and a targeted sample of at least 5% of all loans originated through our origination channels during the prior month. The targeted sample may include loans originated through a branch where there is a loan or loans with a first payment default or early payoff, loans originated by a branch that was recently cited for failing to comply with company policies and procedures, loans originated through a branch where there is a loan or loans that are the subject of an employee or consumer complaint, loans originated by a branch or through an operation center for which management has requested additional reviews about loan quality or others groups of loans requested by management.

Once the random and targeted samples are selected, the imaged version of the loan files are forwarded to a recognized third party provider who, using its own personnel, reviews and audits the entire sample for compliance with our underwriting guidelines and applicable regulations. During this time, QC re-verifies 100% of material facts for all borrowers. Once the audit results are received back from the third party provider, our QC investigates, audits, reviews and re-underwrites loans cited by the third party provider as having errors or irregularities. Specifically, the quality control group:

•       re-underwrites these loans, comparing the underwriting at the time of origination with our underwriting guidelines;

•       investigates any waivers of the underwriting guidelines;

•       reviews, investigates and analyzes the reverification data received in response to our reverification requests;

•       reviews borrowers’ signatures for authenticity and consistency;

•       reviews all closing documents to ensure compliance with State and Federal regulations;

•       reviews all closing documents to ensure that all closing conditions have been satisfied;

•       reviews all HUD-1 fee labeling by brokers and title companies to verify regulatory compliance;

•       performs specific loan tests (i.e., Borrower Benefit Analysis, High Cost) to verify our compliance with the relevant regulatory requirements; and

•       reviews appraisals to ensure collateral values for the loans are supported.

QC also conducts on-site audits of each of our branch offices. These on-site audits involve an in-person and comprehensive review and determination of compliance in the following areas: data collection, account reconciliation, advertising (for content and compliance with regulations), a sample of declined and in-process loans, credit approval process, and licensing and employment practices. In 2005, we conducted an on-site audit at all of our branch offices.

QC reports all of its findings on a monthly basis to the respective managers in order to implement corrective actions where necessary. The group’s findings are also reported to members of senior management and, on a quarterly basis to our Board of Directors. Management analyzes the results of these audits as well as performance trends and servicing issues. Based upon this analysis, further corrective actions and/or training may be recommended and implemented for a particular branch, operations center or employee. Any costs or expenses incurred as a consequence of an error made by a particular branch or operations center that is discovered in the course of a closed loan or on-site audit by QC is deducted from the internal profit and loss calculation for that branch or operations center. Our branch managers’ compensation is also tied partly to the quality control audit results of the loans originated by their branch.

Licensing

We originate all our loans through Fieldstone Mortgage, our primary operating subsidiary. As of December 31, 2005, Fieldstone Mortgage was licensed or exempt from licensing requirements to originate residential mortgages in 48 states and the District of Columbia. In early 2006, Fieldstone Mortgage received its license to originate residential mortgages in New York and expects to begin originating loans there in the second quarter of 2006.

With respect to our portfolio of non-conforming loans held for investment, Fieldstone Mortgage closes the loans using funds advanced by us, with a simultaneous transfer of the loans to us. Fieldstone Mortgage services these loans for us for a fee until the loans are transferred to a sub-servicer. As of December 31, 2005, we were licensed or exempt from licensing requirements to fund residential mortgage loans and acquire closed residential mortgage loans in all states in which we conduct business.

Portfolio Strategy—Loans Held for Investment

Our portfolio strategy is to build a portfolio of non-conforming loans with stable risk-adjusted returns, by managing the credit quality of the loans we originate, the interest rate risk associated with our portfolio of loans and the amount of leverage we use to finance our portfolio. We retain primarily non-conforming hybrid ARM loans in our portfolio to reduce the duration of our assets and reduce the interest rate risk inherent in our portfolio. We utilize interest rate swaps and caps to mitigate the risk of our LIBOR-based financing costs increasing during the period in which the interest on the hybrid ARM loan is fixed, generally two to three years. As of December 31, 2005 and 2004, 86.0% and 86.6%, respectively, of the loans in our portfolio included a prepayment fee at origination. The inclusion of this fee lowers the borrower’s initial coupon rate and reduces prepayment rates, allowing us to recover our investment in the loan if it prepays in the first two or three years after origination. We manage the credit risk by focusing upon a disciplined loan origination and underwriting process, as well as constructing a portfolio with an average credit score of approximately 650.

For the year ended December 31, 2005, we retained 47% of the non-conforming loans we originated during that period. We expect to retain approximately 60% of the non-conforming loans we originate until we reach our targeted portfolio leverage ratio of 13:1 or we otherwise determine to change our portfolio investment strategy.

Portfolio Loan Characteristics

During 2005, the principal balance of our portfolio of non-conforming loans held for investment increased to $5.5 billion and generated $145.8 million of net interest income before provision for loan losses, or 2.9% of average loans held for investment. During 2004, the principal balance of our portfolio of non-conforming loans held for investment increased to $4.7 billion and generated $137.4 million of net interest income before provision for loan losses, or 4.4% of average loans held for investment. Our provision for loan losses was $30.1 million and $21.6 million for 2005 and 2004, respectively.

The non-conforming loans we hold for investment generally are made to higher risk borrowers than borrowers of conforming loans due to a number of factors, including a high level of debt service, high LTV ratios, inconsistent or poor credit history or limited or no documentation of the borrower’s income. Accordingly, we expect that a higher percentage of our loans will become delinquent and require foreclosure and sale than would a portfolio of conforming credit loans. We begin to establish a reserve for this risk of loss once a loan becomes 30 days past due. The reserve is based upon our estimate of the borrower’s probability of transitioning to a more serious delinquency category in the future and our estimate of the likelihood that we will ultimately recognize a loss on the defaulted loan resolution. Because we only began to retain loans for investment in 2003, and therefore have only limited performance information on our loans, we have utilized market delinquency roll rates and loss severities for loans with similar characteristics in order to calculate our reserve for losses. We will continue to do so until such time as we have sufficient performance data on our loan portfolio to derive delinquency and loss severity assumptions based upon the past performance of our loans. In addition, once a loan becomes 90 days or more delinquent, we place the loan on non-accrual status, which means we will not continue to accrue interest income on the loan due to its non-performance.

The following table provides overall detail of the mortgage loans held for investment, net as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004
Principal balance mortgage loans held for investment	$5,530,216	4,735,063
Net deferred origination fees and costs	40,199	39,693
Mortgage loans held for investment	5,570,415	4,774,756
Allowance for loan losses—loans held for investment	(44,122)	(22,648)
Mortgage loans held for investment, net	$5,526,293	4,752,108

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of December 31, 2005 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,484,857	44.9%	7.1%	620	$162	82.0%	91.1%
Stated Income Wage Earner	1,569,529	28.4%	7.2%	689	212	79.0%	95.1%
Stated Income Self Employed	948,020	17.1%	7.2%	672	231	79.2%	93.3%
24 Month Bank Statements	194,089	3.5%	7.0%	627	231	83.4%	91.3%
12 Month Bank Statements	307,134	5.6%	7.2%	636	222	82.1%	92.3%
Limited Documentation	26,587	0.5%	7.1%	639	214	79.5%	93.3%
Total	$5,530,216	100.0%
Weighted Average/Average			7.1%	650	$190	80.7%	92.7%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500—549	$298,582	5.4%	8.2%	532	$135	79.2%	81.1%	82.1%
550—599	834,614	15.1%	7.6%	577	159	81.5%	86.1%	75.0%
600—649	1,494,317	27.0%	7.1%	626	190	81.8%	91.6%	63.3%
650—699	1,871,457	33.8%	6.9%	674	212	80.7%	95.9%	25.3%
700 or greater	1,031,246	18.7%	6.9%	733	205	78.9%	97.1%	18.9%
Total	$5,530,216	100.0%
Weighted Average/ Average			7.1%	650	$190	80.7%	92.7%	44.9%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,736,717	31.4%	7.5%	622	$142	81.2%	90.7%	54.9%
2/28 LIBOR ARM IO	2,911,691	52.7%	6.8%	665	258	82.1%	94.5%	36.6%
3/27 LIBOR ARM	210,648	3.8%	7.4%	623	145	81.3%	90.1%	63.2%
3/27 LIBOR ARM IO	313,594	5.7%	6.8%	661	251	81.3%	91.6%	45.5%
5/25 Treasury ARM	22,932	0.4%	6.5%	658	175	77.3%	85.8%	65.3%
5/25 Treasury ARM IO	67,286	1.2%	6.4%	672	275	80.6%	89.3%	65.0%
Fixed Rate	157,190	2.8%	7.5%	644	146	78.4%	87.4%	68.1%
Fixed Rate IO	28,566	0.5%	7.1%	668	234	80.4%	90.8%	53.4%
6 Month LIBOR ARM	282	0.0%	7.5%	662	282	80.0%	100.0%	0.0%
6 Month LIBOR ARM IO	4,403	0.1%	6.9%	683	210	80.7%	93.5%	25.5%
2nd Liens	76,907	1.4%	10.1%	715	56	18.5%	99.5%	11.5%
Total	$5,530,216	100.0%
Weighted Average/ Average			7.1%	650	$190	80.7%	92.7%	44.9%

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of December 31, 2004 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,192,845	46.3%	6.8%	622	$172	83.5%	90.5%
Stated Income Wage Earner	1,377,144	29.1%	6.7%	690	217	81.0%	95.1%
Stated Income Self Employed	728,194	15.4%	6.9%	670	219	80.3%	93.3%
24 Month Bank Statements	193,864	4.1%	6.8%	628	230	83.6%	91.0%
12 Month Bank Statements	218,679	4.6%	6.9%	640	218	83.4%	91.6%
Limited Documentation	24,337	0.5%	6.9%	627	206	81.3%	91.6%
Total	$4,735,063	100.0%
Weighted Average/ Average			6.8%	650	$194	82.3%	92.3%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500—549	$360,567	7.6%	7.8%	530	$144	79.8%	80.9%	82.1%
550—599	662,393	14.0%	7.3%	575	165	82.8%	84.9%	75.5%
600—649	1,144,413	24.2%	6.8%	628	194	82.8%	91.1%	63.2%
650—699	1,591,176	33.6%	6.6%	674	211	82.2%	95.9%	28.4%
700 or greater	976,514	20.6%	6.4%	735	220	82.3%	97.1%	22.6%
Total	$4,735,063	100.0%
Weighted Average/ Average			6.8%	650	$194	82.3%	92.3%	46.3%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,732,711	36.6%	7.2%	630	$147	82.3%	90.3%	51.8%
2/28 LIBOR ARM IO	2,633,284	55.6%	6.6%	663	247	82.4%	94.0%	41.0%
3/27 LIBOR ARM	98,289	2.1%	7.1%	630	150	82.2%	89.2%	60.5%
3/27 LIBOR ARM IO	135,413	2.8%	6.5%	659	242	80.8%	90.4%	56.8%
5/25 Treasury ARM	27,580	0.6%	6.3%	657	171	79.1%	86.4%	58.3%
5/25 Treasury ARM IO	68,817	1.4%	6.1%	675	259	81.6%	90.6%	66.6%
Fixed Rate	21,927	0.5%	7.5%	706	145	81.4%	87.1%	51.1%
Fixed Rate IO	8,331	0.2%	6.9%	699	214	81.1%	94.7%	53.6%
6 Month LIBOR ARM IO	4,917	0.1%	6.6%	691	223	80.7%	95.0%	24.7%
2nd Liens	3,794	0.1%	10.4%	683	49	100.0%	100.0%	45.6%
Total	$4,735,063	100.0%
Weighted Average/ Average			6.8%	650	$194	82.3%	92.3%	46.3%

Portfolio Financing

We generally finance our portfolio of loans held for investment initially with warehouse debt and then for a longer term, with the mortgage-backed securities that we issue through our periodic securitizations. We generally structure our securitizations of non-conforming loans held for investment as financings rather than sales of the underlying loans for GAAP and tax accounting purposes. We generate earnings and cash flow from the non-conforming loans we securitize primarily through net interest income over time, rather than generating a gain or loss at the time of the securitization. Securitized loans remain on our consolidated statement of condition as an asset, while the securitization debt is accounted for as a liability on our consolidated statement of condition. Accordingly, we record interest income generated by the mortgage loans and recognize interest expense on the mortgage-backed securities over the life of the loan.

We have structured each of our securitizations to distribute the net interest spread (interest income on the mortgages less servicing fees, securitization debt interest expense and loan losses) beginning on the month following the securitization by providing the initial credit enhancement for the investment grade securities, through structural subordination and over-collateralization, at the time of securitization. Therefore, we will receive monthly cash flows on these loans, in the form of net interest spread on the securitized loans, that we recognize as income for both GAAP and tax purposes as long as certain long-term delinquency and loss tests are met by the loans securing a particular securitization trust. If certain long-term delinquency and loss tests exceed parameters defined in the securitization documents, our net interest spread will be used to replenish required credit enhancement, therefore reducing or eliminating our net interest spread.

Because the securitized loans and their cash flow are collateral for the securitization debt, the cash flow available to us varies depending upon numerous factors, including the following:

•                    Credit Enhancement:   Our securitizations generally are structured such that the credit enhancement for the senior mortgage-backed securities issued is provided by the excess spread on the securitized loans, over-collateralization and structural subordination. In 2005, we fully over-collateralized each of our securitizations to the over-collateralization targets established by the applicable rating agencies at the time of issuance. The required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies exceed defined levels. This could have the effect of reducing or even eliminating the net interest income that would otherwise be distributed to us.

•                    Interest Rate Spread:   The net interest income we receive from our securitized loans is based upon the spread between the weighted average interest we earn on the mortgage loans and the interest we pay to holders of the mortgage-backed securities. A significant portion of the mortgage-backed securities that we issue are variable-rate securities, the interest expense of which varies monthly based on short-term interest rates, while the interest income we receive from the underlying loans is tied to medium-and long-term interest rates. Accordingly, relative changes in short-term interest rates may have a material effect on the net interest income we receive. In addition, the net interest income we receive from securitizations will be reduced according to the terms of the securitization documents if there are significant loan defaults or prepayments of loans with interest rates that are high relative to the rest of our loans.

We attempt to mitigate net interest income variability by entering into interest rate swap agreements or purchasing interest rate caps for those periods during which our interest income from loans is fixed rather than variable. However, while these hedging strategies provide an effective economic hedge of our interest expense, the change in the fair market value of the economic hedges each period have been required to be recognized in our consolidated statements of operations, and may cause our quarterly results to vary widely. Upon the expiration of the fixed rate period of our mortgage loans held for investment, typically the first two to three years of the loan, the mortgage coupon interest rate will adjust every six months, based upon a six month LIBOR index. The interest payments due to our mortgage-backed security holders will continue to reset monthly, based upon a one month LIBOR index. The difference between the one month LIBOR and six month LIBOR indexes will reduce our net interest income spread from securitizations during periods of rising interest rates, and conversely, may increase our net interest margin when market interest rates are falling.

Loan Sales

We sell a portion of the non-conforming loans that we originate and all of the conforming loans that we originate on a whole loan, servicing-released basis. During 2005, 2004 and 2003, we sold $2.9 billion, or 49.0%, $2.2 billion, or 36%, and $4.0 billion, or 77%, respectively, of our non-conforming loan fundings.

We attempt to maximize the return on our loan sales by originating loans with credit histories, LTVs, credit scores and other characteristics which we believe will maximize the whole loan sale premiums offered by the institutional purchasers of our loans. Our average sales premium in 2005 was 2.7% for our non-conforming loan sales as compared to 3.1% in 2004 and 3.8% in 2003. Our average sales premium for conforming loan sales was 1.8% in 2005 and 2.0% in both 2004 and 2003. We sell our loans to a broad group of institutional buyers of mortgages loans.

The following table presents our loan sales by investor for the years ended December 31, 2005, 2004, and 2003 (in millions):

	Year Ended December 31,
	2005	% of Sales Volume	2004	% of Sales Volume	2003	% of Sales Volume
HSBC Mortgage Services	$1,292.1	29.7%	$647.8	18.5%	$1,829.6	28.8%
JP Morgan Mortgage Acquisitions Corporation	1,168.8	26.8%	—	—	—	—
Countrywide Home Loans	766.8	17.6%	468.6	13.4%	910.0	14.3%
Wells Fargo Funding Inc.	361.4	8.3%	397.4	11.4%	589.0	9.3%
Lehman Bros. Bank, FSB	317.6	7.3%	1,031.0	29.5%	1,526.8	24.0%
EMC Mortgage Corporation	202.1	4.6%	152.3	4.4%	—	—
Merrill Lynch & Co., Inc.	53.2	1.2%	403.4	11.5%	—	—
Washington Mutual	23.4	0.5%	166.3	4.7%	601.0	9.4%
Credit Suisse First Boston	2.2	0.1%	54.2	1.5%	431.3	6.8%
All others	168.0	3.9%	178.8	5.1%	474.8	7.4%
Total loan sales	$4,355.6	100.0%	$3,499.8	100.0%	$6,362.5	100.0%

We sell whole loans on a non-recourse basis pursuant to purchase agreements. Our loan sales transactions are subject to standard mortgage industry representations and warranties, including provisions requiring us to repurchase a loan if a borrower fails to make one or more of the early loan payments due on the loan. Material violations of any of these representations and warranties may require us to repurchase some or all of the loans that we sold, or, in the event of a default, substitute different loans in exchange for the defaulting loans or pay the investor for the cost incurred as a result of any inaccurate information. We reacquire the risks of delinquency and default for loans that we repurchase. At December 31, 2005 and 2004, mortgage loans held for sale included approximately $1.7 million and $2.4 million, respectively, of loans repurchased pursuant to the provisions described in the preceding sentence, net of valuation allowance. Net realized losses on sold loans, primarily related to early payment defaults, premium recaptures on early payoffs and representation and warranty liability totaled $3.7 million, $8.1 million and $9.8 million, or 0.08%, 0.23% and 0.15% of total loan sales in 2005, 2004 and 2003, respectively.

We intend to continue our whole loan sale strategy for our conforming loans and that portion of our non-conforming loans that we do not retain for our portfolio.

Loan Servicing

Our loan servicing activities are designed to ensure that each loan is repaid in accordance with its terms. These activities include: collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of un-remedied defaults. We provide interim servicing on the loans held for sale from the time of funding until the time we transfer the permanent servicing of the loans, which is generally 30 to 45 days after funding of the loans. We place a “welcome call” when a loan is funded and instruct the borrower about the due date of the first payment and where the payment should be mailed. If our servicing department has trouble contacting the borrower, the borrower’s contact information is verified with the originating branch, and, if contact still cannot be made, the loan is investigated for potential fraud. Prior to the permanent servicer of the loan assuming the servicing function, we send a required servicing transfer notice (a “good-bye” letter) and place a “good-bye” call that advises the borrower that the loan has been sold and instructs the borrower where to send future payments. In some cases, where the transfer is completed in less than 30 days, the “welcome” and “good-bye” calls are combined into a single call.

In connection with our securitization strategy, we believe retaining the servicing rights on our loans held for investment is important to ensure the performance of the loans and to maximize our returns over time. Because we currently do not have the capability to service these loans for the life of the loans, we have contracted with JPMorgan Chase Bank National Association, an experienced servicer of non-conforming loans, to “sub-service” these loans for us.

Competition

We face intense competition in the business of originating mortgage loans for sale and for our investment portfolio. Our competitors in the non-conforming market include consumer finance companies, mortgage banking companies, other mortgage REITs, commercial banks, credit unions and savings and loan companies. We expect increased competition over the Internet in the non-conforming market, as entry barriers are relatively low. Many traditional prime mortgage lenders have begun to offer products similar to those we offer to non-conforming borrowers. Fannie Mae and Freddie Mac also have expressed interest in adapting their programs to include non-conforming products and have begun to expand their operations into the non-conforming market. Our competitors in the conforming market include mortgage banking companies, mortgage brokers, commercial banks, Fannie Mae and Freddie Mac, as well as Internet-based companies.

Many of our competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital or greater access to capital at lower costs, and have greater technical and marketing resources than we have. Efficiencies in the mortgage-backed securities market generally have created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage. Large volume originators also may gain a profitability advantage when fixed overhead costs support larger funding volumes.

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

•                    class action lawsuits; and

•                    administrative enforcement actions.

Regulatory Developments

Regulation AB.   On January 1, 2006, the SEC’s final regulations covering the registration, disclosure, communications, and reporting requirements for asset backed securities (“Regulation AB”) became effective. The new rules contain several new disclosure requirements, including requirements to provide historical financial data with respect to either previously securitized pools of the same asset class or prior originations and information with respect to the background, experience and roles of the various transaction parties, including those involved in the origination, sale or servicing of the loans in the securitized pool. Moreover, annual assessments of compliance with enhanced servicing criteria by servicers and attestation reports from an independent accounting firm must be obtained with respect to securitized pools of our mortgage loans. Our failure to satisfy the requirements of Regulation AB may impact, among other things, our ability to access the securitization market using our shelf registration.

Privacy.   The federal Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on our borrowers. Regulations have been proposed by several federal agencies that may affect our obligations to safeguard information. In addition, regulations that could affect the content of our notices are being considered by several federal agencies. Also, several states are considering even more stringent privacy legislation. For example, California has passed legislation known as the California Financial Information Privacy Act and the California OnLine Privacy Protection Act. Both pieces of legislation became effective July 1, 2004 and impose additional notification obligations on us that are not pre-empted by existing federal law. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act.   The Fair Credit Reporting Act (FCRA) provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress acted in late 2003 to make this preemption permanent; otherwise, it would have expired at the end of the year and states could have imposed more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. In December of 2003, Congress also enacted the Fair and Accurate Credit Transaction Act (FACT Act) amending the FCRA, which places, among other things, further restrictions on the use of information shared between affiliates, provides new disclosures to consumers when risk-based pricing is used in the credit decision, and helps protect consumers from identity theft. Although federal regulators have issued regulations implementing some of the FACT Act amendments to FCRA, we are awaiting issuance of additional regulations. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act.   In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act, or HMDA. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3% for first liens and 5% for second liens. For 2005, approximately 25.2% of our first liens and 12.5% of our second liens were subject to the expanded reporting requirements. The expanded reporting took effect in 2004. The expanded reporting does not provide for additional information related to a loan applicant or borrower’s creditworthiness, such as credit risk, debt-to-income ratio, loan-to-value ratio, income documentation or other salient loan features. As a result, we, and lenders like us, are concerned that the reported information, without reference to credit data, may lead to increased litigation as the information could be misinterpreted by third parties.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act.   These laws, enacted in 1991 and 1994, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly as new technologies make it easier to market to potential customers while, at the same time, making it more cost effective to do so. The Federal Communications Commission and the Federal Trade

Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted “do not call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the “do not call” list maintained by the FTC, subject to certain exemptions including an established business relationship exemption. During this same time, over 25 states have also adopted similar laws, with which we comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs. The Federal Communications Commission amended its rules in 2003 regarding unsolicited faxes. The revised rules provide that it is unlawful to send an unsolicited advertisement to a facsimile machine without the prior written permission of the recipient of the advertisement, regardless of whether there is an established business relationship between the sender of the facsimile and the recipient. The effective date of this restriction was scheduled to be January 9, 2006. However, on July 9, 2005, the President signed into law the Junk Fax Prevention Act of 2005 (JFPA). The JFPA amended the Telephone Consumer Protection Act (TCPA) to expressly allow unsolicited facsimile advertisements to a facsimile of a recipient with whom the sender has an established business relationship as long as (i) the facsimile contains a specific opt out notice meeting the requirements of the JFPA, and (ii) the recipient has not previously opted out or specifically requested that the sender not send future facsimile advertisements to such number. The FCC is expected to amend its regulations implementing the JFPA.

Predatory Lending Legislation.   The federal Home Ownership and Equity Protection Act (HOEPA) identifies a category of mortgage loans as “high cost” and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which the points and fees or the annual percentage rate (APR) exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well. Our policy is to not make loans that are subject to HOEPA. We anticipate that we will continue to avoid making loans subject to HOEPA, and any lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. If we inadvertently make a loan subject to HOEPA or if we decide to relax our restrictions on loans subject to HOEPA, we will be subject to greater risks for actual or perceived non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our lenders and loan purchasers in cases of non-compliance, class action lawsuits and administrative enforcement actions, and these loans are ineligible for normal sale or securitization.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they are intended to eliminate certain lending practices, often referred to as “predatory” lending practices. Many of these laws, rules and regulations restrict commonly accepted lending activities. As a result, these new laws, rules and regulations impose additional costly and burdensome compliance requirements on mortgage lenders. These laws, rules and regulations impose restrictions on loans on which certain points and fees or the annual percentage rate (or APR) meet or exceed specified thresholds increasing the risk of litigation and regulatory sanctions. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether the purchaser knew of or participated in the violation. Accordingly, the companies that buy our loans or provide financing for loan originations may not want, and are not contractually required, to buy or refinance any loans subject to these types of laws, rules and regulations.

Our policy is to avoid originating loans that meet or exceed the APR or “points and fees” thresholds of these laws, rules and regulations, except in the relatively small number of states whose laws, rules and regulations relating to “points and fees” thresholds allow these loans, in our judgment, to be made within our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. Our primary safeguards to avoid inadvertently making a loan in violation of these laws, rules and regulations are:

•       policies and procedures designed to achieve strict compliance with all applicable laws, rules and regulations, including without limitation, policies and procedures designed to ensure that the applicable APR or “points and fees” thresholds are not inadvertently met or exceeded in connection with a loan;

•       software integrated into our non-conforming loan origination system that “tests” a loan for compliance with The Truth in Lending Act, HOEPA and applicable state high cost lending restrictions; and

•       requiring that our branches prepare a written borrower benefit analysis for each non-conforming refinance loan we originate.

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

Environmental Exposure

In the course of our business, we may foreclose and take title to residential properties and, if we take title, we could be subject to environmental liabilities with respect to these properties. From January 1, 2001 through December 31, 2005, we foreclosed on 0.16% of the loans we funded. In those circumstances, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation or clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could exceed the value of the underlying properties.

Employees

As of December 31, 2005, we had 1,320 employees. Of these employees, 934 were employed in our non-conforming division, 145 worked in our conforming division and 241 were employed in our home office. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that the compensation and benefits offered to our employees are competitive and that our relations with our employees are good.

Available Information

You may obtain, free of charge, on our web site, www.fieldstoneinvestment.com, a copy of this Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish, as applicable, such reports with the SEC.

Executive Officers and Key Employees

Our executive officers and key employees as of March 1, 2006 are as follows:

Michael J. Sonnenfeld, 49, the founder of our company, has been our President and Chief Executive Officer and a director since November 2003. Since July 1995, he has served as President and a director of FMC. From 1994 to 1995, Mr. Sonnenfeld served as Director of the Residential Mortgage Conduit for Nomura Securities International, Inc. Prior to joining Nomura, Mr. Sonnenfeld was the President of Saxon Mortgage Funding Corporation, a subprime and jumbo mortgage originator and conduit, the President of Saxon Mortgage Capital Corporation, an investor in warehouse lines funded through the issuance of commercial paper, and Executive Vice President of Resource Mortgage Investment Corporation, a public REIT with a portfolio of mortgages, mortgage securities and mortgage derivative securities. Mr. Sonnenfeld received his J.D. degree from the University of Michigan Law School and received his B.A. and M.A. from The Johns Hopkins University.

Nayan V. Kisnadwala, 45, is our Executive Vice President—Chief Financial Officer. Mr. Kisnadwala began his career with us in February 2006. Prior to that time, he served as the Senior Executive Vice President and Chief Financial Officer of the Consumer Finance and Business Lending Division of MBNA, Inc., which included the mortgage business, from July 2004 until January 2006. Prior to his tenure at MBNA Inc., Mr. Kisnadwala held the position of Chief Financial Officer at American Express (i) in its Global Operations from February 2004 until June 2004, (ii) in its Japan/Asia Pacific/Australia region and then its Europe region for the Consumer Card and Financial Services Business from December 1999 until January 2004 and (iii) in its International Establishment Services Group from June 1998 until November 1999. Prior to these positions, he held positions in risk management and finance at Citicorp, Card Establishment Services and First Data from 1986 to 1998. Mr. Kisnadwala received a B. Com. in Accounting from Bombay University and an MBA in Finance from New York University. He has also earned the professional designations of Chartered Accountant and CFA.

Walter P. Buczynski, 57, is our Executive Vice President—Secondary. He has held this position since January 2003 and prior to that time he served as our Senior Vice President—Secondary Marketing. Prior to joining us in 2000, Mr. Buczynski served as the Chief Operating Officer of First Home Mortgage Corporation from December 1999 to August 2000. From 1997 to 1999, while serving as Senior Vice President, Mr. Buczynski directed the capital market activities of G.E. Capital Mortgage Services, Inc. From 1991 to 1997, Mr. Buczynski served as Executive Vice President of Secondary Marketing for Margaretten & Company, now known as Chase Manhattan Mortgage Corporation. Mr. Buczynski also has served as Chairman of The GNMA Liaison Committee and Vice Chairman of the Freddie Mac Liaison Committee of the Mortgage Bankers Association of America. Mr. Buczynski received his B.S. degree from Rutgers University.

John C. Camp, IV, 36, is our Senior Vice President—Chief Information Officer and has served in this position since March 2005. From June 1999 to March 2005, Mr. Camp served as Senior Vice President—Information Systems and Facilities. From May 1994 to May 1999, Mr. Camp served as an instructor and consultant for Chesapeake Computer Consultants and analyzed, developed and implemented various computer systems. From February 1996 to June 1998, Mr. Camp also served as co-owner of Bayserve Technologies Incorporated, where he directed the activities of the systems, facilities and marketing departments. Mr. Camp received his B.S. degree in Computer Science from the University of Maryland.

John C. Kendall, 39, is our Senior Vice President—Investment Portfolio. He has held this position since joining us in April 2004. From July 1999 to April 2004, Mr. Kendall served as Director for Mason Street Advisors, a wholly owned investment management affiliate of The Northwestern Mutual Life

Insurance Company, serving as a portfolio manager in the Structured Products Group dedicated to investment in asset-backed and mortgage-backed securities. Prior to joining Northwestern Mutual in 1999, he was an investment banker and structured finance specialist with several firms including Kidder Peabody/PaineWebber, from 1993 to 1996, Greenwich Capital Markets, from 1990 to 1993, and Prudential Securities, from 1988 to 1990. Mr. Kendall received a B.S. from Georgetown University School of Foreign Service majoring in International Economics and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University majoring in Finance and Accounting.

Cynthia L. Harkness, 44, is our Senior Vice President—General Counsel and Secretary. She has served in this capacity since she joined us in March 2004. Prior to joining us, Ms. Harkness served as Vice President and Counsel to Constellation Power Source, Inc., (now known as Constellation Energy Commodities Group, Inc.) a wholesale energy operation for Constellation Energy, Inc., an integrated energy company, from May 2002 to February 2004. Prior to joining Constellation, Ms. Harkness served as an Assistant General Counsel of Enron North America Corp. from July 1999 to May 2002. From 1991 through 1999, Ms. Harkness held several positions with Banque Indosuez and its successor entity Credit Agricole Indosuez (now known as CALYON) in New York, France and Singapore, where she served as First Vice President and Regional General Counsel—Asia Pacific. She received a B.B.A. and a J.D. from The University of Texas at Austin.

Mark C. Krebs, 45, is our Senior Vice President—Treasurer. He has held this position since joining us in February 2004. From 2003 until joining us, Mr. Krebs was Senior Vice President and Treasurer of American Home Mortgage Investment Corp., a mortgage real estate investment trust. From 1986 to 2003, Mr. Krebs was Senior Vice President, Controller and Treasurer of Columbia National, Inc., a mortgage banking firm. From 1986 to 1994, Mr. Krebs was also Treasurer of Columbia Real Estate Investments, a mortgage real estate investment trust. Prior to that, Mr. Krebs was an auditor with KPMG LLP. He graduated from Towson University in 1982 and is a certified public accountant.

Teresa A. McDermott, 44, is our Senior Vice President—Controller. Since February 2004, she has served as our Senior Vice President—Controller and served on an interim basis as our Principal Accounting Officer and Principal Financial Officer from October 2005 until February 2006. From January 2003 to February 2004, she held the position of Vice President and Controller, and from November 2001 to January 2003, she served as Assistant Vice President & Assistant Controller. Prior to joining us, Ms. McDermott served as Chief Financial Officer of PCLoans.com, the successor to Capital Mortgage Bankers, Inc., a national mortgage banking corporation, from 1985 to 1990 and from 1996 to 2001. Prior to PCLoans.com, Ms. McDermott managed the financial reporting and budgeting efforts for Signature Development, Inc. where she served as Senior Vice President and Controller from 1990 through 1996. She also worked as an Accounting Manager for Mercantile Mortgage Corporation. Ms. McDermott received her B.A. degree in Accounting from Loyola College and is a certified public accountant.

Gary K. Uchino, 57, is our Senior Vice President—Chief Credit Officer and has served in this position since May 1998. From December 1995 to May 1998, Mr. Uchino served as Vice President—Credit Manager. From 1993 to December 1995, Mr. Uchino was employed by TransAmerica Finance. From September 1980 to June 1993, Mr. Uchino was employed by Security Pacific Corporation where he served as Vice President of credit administration responsible for underwriting and credit policy. From May 1969 to September 1980, Mr. Uchino was employed by Associates Financial Services Company where he served as director of Associates Financial Services Company of Japan, KK responsible for establishing the operations of its Japan subsidiary. Mr. Uchino attended the University of Hawaii majoring in business administration.

The executive officers and key employees of our subsidiary, Fieldstone Mortgage Company (Fieldstone Mortgage or FMC), as of March 1, 2006, are as follows:

James T. Hagan, Jr., 56, is Executive Vice President—Production and has served in this position since February 2006. From October 2004 until February 2006, he was Executive Vice President—Non-Conforming Wholesale Division. From January 2003 to October 2004, he served as Executive Vice President—West Non-Conforming Division, and from August 1996 to January 2003, he was Senior Vice President—Sales. Prior to joining FMC in August 1996, Mr. Hagan served as Senior Vice President for Long Beach Mortgage Corporation where he developed the prime lending division. In 1994, Mr. Hagan served as Divisional Vice President for American Residential Funding, directing the activities of its sub-prime division. From 1988 to 1994, Mr. Hagan served as Regional Vice President for American Residential Mortgage Corporation. Mr. Hagan received his undergraduate degree in Business Administration from Loyola University.

JD Abts, 43, is Senior Vice President—Retail and has served in this position since February 2005. From January 2003 to January 2005, he served as Regional Vice President—Northwest Retail Region and from September 1999 to January 2003, as Branch Manager for the same region. Prior to joining Fieldstone Mortgage, Mr. Abts worked with a number of mortgage originators and consumer finance companies in the western region of the U.S. Mr. Abts received his B.S. degree in Business Administration from Oregon State University.

John M. Camarena, 39, is Senior Vice President—Southwest Region and has served in this position since January 2003. From October 1996 to January 2003, he was Regional Vice President—Southwest. Prior to joining FMC in October 1996, Mr. Camarena founded Atlantic Pacific Bancorp, a sub-prime brokerage firm, where he served as General Manager. Prior to Atlantic Pacific, Mr. Camarena directed sub-prime production activities for American Residential Mortgage Corporation and originated sub-prime wholesale loans for Long Beach Financial Corporation. He received a B.A. from Colorado University.

Thomas M. Gillen, 43, is Senior Vice President—Secondary Marketing and has held this position since joining us in June 2005. Prior to joining Fieldstone Mortgage, Mr. Gillen served as Senior Vice President—Capital Markets for CoreStar Financial Group, LLC, a national mortgage banking company operating in the retail and wholesale markets, from January 2004 to June 2005. Prior to joining CoreStar, Mr. Gillen served as Administrative Vice President for M&T Bank from January 2003 to January 2004. He also served as Senior Vice President and Director of Risk Management—Secondary Marketing Officer for Columbia National, Inc., a mortgage banking firm from October 1994 to November 2002. Mr. Gillen received his B.S. degree from Duquesne University.

Harvey W. Goldberg, 52, is Senior Vice President—Northeast Region and has served in this position since November 2005. From August 2002 to November 2005, he served as Regional Vice President—New England. Prior to joining Fieldstone Mortgage, Mr. Goldberg served as Regional Vice President—Northeast and Mid-Atlantic Regions for First Franklin, a division of National City Bank of Indiana, a full-service wholesale mortgage lender, from September 1997 to June 2002. Mr. Goldberg received his B.S. degree from Nathaniel Hawthorne College.

Peter G. Poidomani, 41, is Senior Vice President—Central Region and has served in this position since November 2005. From January 1998 to November 2005, he served as Regional Vice President—Central. Prior to joining Fieldstone Mortgage, Mr. Poidomani worked with a number of mortgage companies in various positions since 1989. Mr. Poidomani received his M.B.A. in Investment Management and his B.A. degree in Finance from Pace University—Lubin School of Business.

Teri A. Rapp, 45, is Senior Vice President—Operations and has held this position since February 2006. From October 2004 to February 2006, she was Senior Vice President—Non-Conforming Wholesale Division Operations. From January 2003 to October 2004, she served as Senior Vice President—West

Non-Conforming Division Operations, and from December 1995 to January 2003, she was Vice President—Operations. Prior to joining FMC in December 1995, Ms. Rapp served as Assistant Vice President, Sales Manager with Ford Consumer Finance, where she directed the company’s district credit and sales efforts from 1993 to 1995. Prior to Ford Consumer Finance, Ms. Rapp served as Compliance Manager for Home Loan Funding, Incorporated. From 1978 to 1990, Ms. Rapp served as Assistant Vice President and Operations and Compliance Manager for Wells Fargo Bank. Ms. Rapp attended Diablo Valley College.

H. Joshua Rytz, 33, is Senior Vice President—Los Angeles Region and has served in this position since November 2005. From January 2003 to November 2005, he served as Regional Vice President—LA Region. From January 2000 to December 2002, he served as Production Manager—Wholesale. Mr. Rytz received his B.S. degree from Grand Valley State University.

Edmund J. Stush, 53, is Senior Vice President—West Region and has served in this position since November 2005. From January 2003 to November 2005, he served as Regional Vice President—West. From January 1997 to December 2002, he served as Production Manager—Wholesale. Prior to joining Fieldstone Mortgage, Mr. Stush served as Production Supervisor for First Colony Financial Group from February 1996 to January 1997. He also served as district manager for Ford Consumer Finance Company from November 1990 to February 1996. Mr. Stush received his B.S. degree in Business Management from Gannon University.

ITEM 1A.        RISK FACTORS.

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Risks Related to Our Business

We have a limited operating history with building and managing an investment portfolio of non-conforming mortgage loans held for investment, which limits your ability to evaluate a key component of our business strategy and our growth prospects and increases your investment risk.

In August 2003, we began implementing our portfolio strategy of retaining a substantial portion of the non-conforming loans that we originate. Our portfolio is financed by issuing mortgage-backed securities secured by these loans. From August 1, 2003 through December 31, 2003, we retained 50% of the non-conforming loans we originated during that period. For the years ended December 31, 2004 and 2005, we retained 66% and 47%, respectively, of the non-conforming loans we originated during those periods, and we expect to continue to retain approximately 60% of the non-conforming loans we originate until we have invested all of the proceeds from the 144A Offering according to our portfolio strategy subject to market conditions and loan repayment experience. After we have invested all of these proceeds, the percentage of loans that we retain will vary based primarily upon the rate of prepayments of principal on the loans that we hold in our portfolio and the availability of loans which meet our investment criteria, unless we change our targeted leverage or raise additional equity. As we have only been managing our investment portfolio for a little over thirty months and many of our securitizations have not yet matured, there is limited past performance data upon which to evaluate our business strategy and growth prospects, thus increasing your investment risk.

Our ability to complete securitizations in the future depends in part upon the past performance of our investment pools, which due to our limited history, limits your ability to evaluate our business strategy making your investment risky.

Our ability to complete securitizations in the future will depend upon a number of factors, including the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, and the performance of our portfolio of securitized loans. In addition, poor performance of any pool of loans that we securitize could increase the cost of any of our subsequent securitizations. If we are unable to securitize efficiently the loans in our portfolio, then our revenues for the duration of our investment in those loans could decline, which would lower our earnings for the time the loans remain in our portfolio. We cannot assure you that we will be able to complete loan securitizations in the future on favorable terms, or at all.

Dependence upon financing facilities and securitizations and our ability to maintain our status as a REIT may create liquidity risks.

Liquidity risks associated with credit facilities.

Pending sale or securitization of a pool of mortgage loans, we will finance mortgage loans that we originate through borrowings under our warehouse lines and repurchase facilities. We also finance the securities we retain in our securitizations through repurchase facilities. It is possible that our lenders could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, our lenders may be required to increase significantly the cost of the lines of credit that they provide to us. Our repurchase facilities are dependent on our counterparties’ ability to re-sell loans or securities originated by us to third parties. If there is a disruption of the repurchase market generally, or if one of our counterparties is itself unable to access the repurchase market, our access to this source of liquidity could be materially adversely affected.

We finance substantially all of our loans and retained securities through two warehouse lines and six repurchase facilities. Each of these facilities is cancelable by the lender for cause at any time. As of December 31, 2005, the maximum available outstanding balance under these eight facilities was $2.275 billion. The initial term of each facility is generally 364 days or less (with the exception of one of our repurchase facilities secured by our retained securities which is open indefinitely but may be terminated by either party upon proper notice) and the facilities mature at various times during the year. We cannot provide any assurances that we will be able to extend these existing facilities on favorable terms, or at all. If we are not able to renew any of these credit facilities or arrange for new financing on terms acceptable to us, or if we default or are otherwise unable to access funds under any of these facilities, we may not be able to originate new loans or continue to fund our operations.

Cash could be required to meet margin calls under the terms of our borrowings in the event that there is a decline in the market value of the loans or retained securities that collateralize our debt, the terms of short-term debt become less attractive, or for other reasons. If we are required to meet significant margin calls, we may not be able to originate new loans or continue to fund our operations.

Liquidity risks associated with credit enhancements provided in connection with our securitizations.

In connection with our securitizations, we include credit enhancement for a portion of the mortgage-backed securities that we issue called “senior securities.” The credit enhancement for the senior securities comes primarily from one or more of the following: excess interest and over-collateralization, which may include interest rate swap agreements, designating another portion of the securities we issue as “subordinate securities” (on which the credit risk from the loans is concentrated), cross collateralization, or purchasing financial guaranty insurance policies for the loans. If the performance of the loans pledged to collateralize the mortgage-backed securities is worse than the thresholds set forth in the securitization documents, then the excess interest we would otherwise receive will be used to build over-collateralization to provide additional credit enhancement for the outstanding senior securities reducing the excess interest we receive from the investment pool. In addition, some of the mortgage-backed securities that we have issued and intend to issue in the future to finance our portfolio of loans require, or will require, in the early years after issuance of the mortgage-backed securities that we “lock out” cash flows and receive less than our pro-rata share of cash flows from principal payments. As a result of this, the excess interest we receive may be delayed or reduced, which could materially affect our net income and dividends.

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

If prepayments on the loans securitizing any of our mortgage-backed securities slow or our credit quality deteriorates, cash flow that we might otherwise receive in connection with the mortgage-backed securities might be delayed significantly or reduced to cover credit losses.

Liquidity risks associated with our REIT status.

If our minimum distribution required to maintain our REIT status exceeds our cash available for distribution, because our income for tax purposes exceeded our cash flow from operations, we could be forced to borrow funds, sell assets or raise capital on unfavorable terms in order to maintain our REIT status. Additionally, negative cash flow could threaten our continued ability to satisfy the income and assets tests necessary to maintain our status as a REIT or our solvency. See “Tax Risks.”

Liquidity risks associated with the change in our business strategy.

In August 2003, we began to retain a portion of our non-conforming loans to build a portfolio of non-conforming mortgages and issue mortgage-backed securities, rather than selling these loans for a gain shortly after origination. As indicated above, some of the mortgage-backed securities that we have issued and expect to issue in the future may require that any excess interest from the mortgages that we would otherwise receive be held as over-collateralization reserves to provide additional credit enhancements if the performance of the mortgage-backed securities is worse than certain agreed upon thresholds limiting the excess interest we receive from our securitizations. For some period of time our portfolio of securitized loans may not generate sufficient net interest income to cover our operating expenses, and in this event we will use cash and unborrowed collateral, which totaled approximately $232 million as of December 31, 2005, as we continue to originate new loans for our portfolio. This amount is comprised of the proceeds remaining from the 144A Offering and retained earnings. If we have fully invested all of our cash and unborrowed collateral prior to our portfolio generating sufficient cash for us to fund our operations, if it ever does, then we will need to sell additional shares of capital stock or debt securities to generate additional working capital or, if we are unable to sell additional securities on reasonable terms or at all, we will need to either reduce our origination business or sell a higher portion of our loans. If we sell our loans rather than put them into our investment portfolio, then we will reduce the rate at which we increase our portfolio and we will owe taxes relative to any gains we achieve by selling our loans. In the event that our liquidity needs exceed our available capital, we may need to sell assets at an inopportune time, which will result in a reduction in our earnings.

The failure to prevail in our litigation with our former shareholders could have a negative effect on our liquidity.

On May 24, 2004, certain of our former shareholders prior to the closing of the 144A Offering, filed a lawsuit against us alleging that they are entitled to an additional post-closing redemption price payment of between $15.8 million and $19.8 million. These shareholders’ shares were redeemed following the closing of the 144A Offering, for approximately $186.3 million. On June 14, 2004, we filed our answer generally denying all of the allegations in the complaint. The Redemption Agreement between the redeemed shareholders and us required us to adjust the redemption price we paid to the redeemed shareholders based on our November 13, 2003 balance sheet, as audited by KPMG LLP (KPMG). On January 12, 2004, KPMG issued an independent auditors’ report of our November 13, 2003 balance sheet. Based on the November 13, 2003 balance sheet and the terms of the Redemption Agreement, we paid an additional $1.8 million to the redeemed shareholders on February 18, 2004, for a total adjusted redemption price of $188.1 million. The lawsuit alleges that our November 13, 2003 balance sheet should have included a deferred tax asset that, if included, would have increased our net worth on November 13, 2003. The lawsuit also alleges that the redeemed shareholders are entitled to an increase in the redemption price if our November 13, 2003 balance sheet is revised to include the deferred tax asset. On April 20, 2004, following notification by the redeemed shareholders of their dispute concerning our November 13, 2003 balance sheet, KPMG advised that their January 12, 2004 independent auditors’ report of our November 13, 2003 balance sheet should no longer be relied upon. On September 9, 2004, in its response to a request for disclosure from the plaintiffs, KPMG stated, among other things, that it had determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our November 13, 2003 balance sheet. On October 28, 2005, we served a cross claim against  KPMG asserting, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal we suffered damages. If we ultimately are unsuccessful defending the shareholder suit, we could be required to pay to the redeemed shareholders an amount in excess of $19.0 million, plus any potential interest or third-party costs associated with the litigation, which at such time could have an adverse effect on our liquidity. The $19.0 million payment will be an increase in the redemption price of the redeemed shares and will be recorded as a reduction of our paid in capital in the period in which the dispute is resolved and will not be reflected in our statement of operations. Any interest and other third-party costs, if payable as part of a settlement, will be recorded as a reduction to earnings in the period in which the dispute is resolved.

Our ability to generate net interest income from our securitized loans is dependent upon the success of our portfolio-based model of securitizations, which is subject to several risks.

The success of our portfolio-based model of securitizations is subject to the effects of fluctuations in interest rates and loan defaults.

We expect to generate a substantial portion of our earnings and cash flow from the non-conforming loans we originate and securitize, primarily through net interest income. A substantial portion of the net interest income generated by our securitized loans is based upon the difference between the weighted average interest earned on the mortgage loans held in our portfolio and the interest payable to holders of the mortgage-backed securities. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates. Because the interest expense associated with the mortgage-backed securities typically adjusts faster than the interest income from the mortgage loans, our net interest income can be volatile in response to changes in interest rates. For example, in a rising interest rate environment, the interest expense on our bonds increases whereas the underlying loans, which are predominately fixed-rate loans for an initial 24 month period, remain constant thereby decreasing the excess interest we may receive from the securitized pool. Also, the net interest income we receive from securitizations will likely decrease and our cash flow will be reduced if there are defaults on a significant number of our securitized loans or if a large number of our securitized loans prepay prior to their scheduled maturities. The effects will be magnified if the defaults or prepayments occur with respect to securitized loans with interest rates that are high relative to the rest of our securitized loans. Generally, loans with higher relative interest rates represent loans to higher-risk borrowers and these loans generally have a higher default rate than loans to lower-risk borrowers. As a result, our cash flow could be significantly reduced, limiting our ability to make distributions to you.

We are subject to the risk of margin calls while our loans held for investment or retained securities are financed with short term borrowings, and we are obligated to repay the full amount of our debt under our short term borrowings regardless of the value of the mortgage loans or retained securities collateralizing the debt.

Our portfolio-based model is based on our expectation that the interest income we receive from the loans in the portfolio will exceed the interest expense of the debt we incur for financing those loans. However, we are required to repay our portfolio debt regardless of the loans’ performance, which means that our portfolio income is at risk for the expense of repaying our debt as well as for the performance of the loans. This is true both for the short-term debt we incur to finance loans held for investment prior to securitization, or retained securities and for the securitization debt that we incur as long-term financing of our loans held for investment. We are subject to two risks while our loans held for investment and retained securities are financed with short term borrowings that we are not subject to relative to our securitization debt: first, we may be required to make additional payments to our lenders (known as “margin calls”) relative to our short term financing if the lenders determine that the market value of the mortgage loans or retained securities they hold as collateral has declined, which could happen at any time as a result of increases in market interest rates; and second, we are obligated to repay the full amount of our debt under our short term borrowings regardless of the value of the mortgage loans or retained securities collateralizing the debt. If we receive a margin call or if we are required to repay our debt under our short-term borrowings prior to securitizing the loans, our cash flows and results of operations may be materially adversely affected. Our securitization debt is long-term structured debt on which we never have margin calls and are at risk only for the amount we have invested in the loans, which exceeds the securitization debt.

Credit enhancement requirements may reduce, delay or eliminate our net interest income.

As a relatively new issuer of mortgage-backed securities, we may be required to provide higher than average levels of credit enhancement on our initial securitizations than more seasoned issuers, which may raise our cost of funds or delay our receipt of net interest income from our securitizations. Even after we have established ourselves as an issuer of mortgage-backed securities, if any of our loan pools fail to perform, our credit enhancement expenses likely will increase. The nature and level of credit enhancement required to achieve specified ratings for a securitization transaction are established in negotiations and discussions among the issuer, underwriter and rating agencies and are based, in significant measure, on the loan characteristics of the securitized pool. To date, we have securitized nine separate pools of residential mortgage loans. Our securitizations have been structured to achieve AAA ratings for the most senior classes of issued securities. To achieve those ratings, our securitization transactions have included credit enhancement in the form of structural subordination, over-collateralization and the allocation of excess cash flow to cover pool losses. We have retained the most subordinated interest in each securitized pool. Our securitization transactions generally require an initial credit enhancement percentage of approximately 3.37% of the transaction to support BBB ratings for the most junior classes of securities issued. After the initial 36 months, the required credit enhancement percentage may be reduced in accordance with a prescribed formula, subject to the satisfaction of certain pool performance criteria. Specifically, any reduction in the credit enhancement percentage is conditioned upon satisfaction of certain pool loss and delinquency levels criteria, sometimes referred to as triggers. The loss triggers for our outstanding securitizations require that the credit enhancement percentage not be reduced if pool losses exceed certain percentages, which increase over the life of the pool.

The delinquency triggers for our outstanding transactions require that all principal receipts on the mortgage loans be allocated to senior classes of securities if the percentage of pool mortgage loans that are 60 days or more delinquent represents more than approximately 34% to 41%, depending on the transaction, of the senior credit enhancement percentage available to such senior classes.

As the holder of the ownership certificate in our securitized pools, we are entitled to distributions from the securitization trusts only to the extent that amounts received in respect of the securitized mortgage loans are not allocated to the payment of any related outstanding class of securities. Therefore, as a result of the required credit enhancement provisions and, particularly, the effects of loss and delinquency triggers, credit losses or delinquencies on the mortgage loans in a securitized pool could result in the delay, reduction or elimination of amounts available for distribution to us from the related securitized pool.

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

The senior securities that we issue in connection with our securitizations have various ratings and are priced at a fixed rate or at a spread over an identified benchmark rate, such as the yield on United States Treasury bonds, interest rate swaps, or the London Inter-Bank Offered Rate (LIBOR). If the spread that investors demand over the benchmark rate widens and the rates we charge on our non-conforming loans are not commensurately increased, we may experience a decrease in the net interest income from any additional securitizations and therefore experience a reduction in the economic value of the pool of loans in our portfolio.

Fluctuating or rising interest rates may reduce our earnings or limit or eliminate our ability to borrow under our credit facilities and to originate mortgages.

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

•       higher interest rates may reduce overall demand for mortgage loans, and accordingly reduce our origination of new loans;

•       increases in short-term or long-term interest rates may reduce the value of loans on our consolidated statement of condition; and

•       decreases in short-term interest rates will result in a non-cash charge being recognized for income reporting to reflect the mark to market values of the interest rate derivatives hedging the variable rate debt financing our held for investment portfolio.

In addition, the amount available to us under our credit facilities depends in large part on the lender’s valuation of the mortgage loans or retained securities that secure the facilities. Each credit facility provides the lender the right, under certain circumstances, to re-evaluate the loan collateral or retained securities that secures our outstanding borrowings at any time. In the event the lender determines that the value of the collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings at a time when we may not have a sufficient inventory of loans, retained securities or cash to satisfy the margin call. Accordingly, any failure by us to meet a margin call could cause us to default on our credit facilities and limit or eliminate our ability to borrow and to originate mortgages.

Our internal controls and disclosure controls and procedures may not be adequate to ensure that we are able to report accurately our financial results.

Effective internal controls are necessary for us to provide reliable financial reports. In order to establish effective internal control over financial reporting, we must evaluate and document the design of and test the effectiveness of our internal controls over financial reporting. During this process, we may identify deficiencies in our system of internal control over financial reporting that may require remediation. Deficiencies in our internal controls could lead to, among other things, restatements of our past financial statements exposing us to risk of litigation and regulatory action as well as affect our ability to raise capital and/or securitize mortgage loans in the future. As a non-accelerated filer, the Company has not yet completed an evaluation of the effectiveness of internal control over financial reporting as defined under the Sarbanes-Oxley Act of 2002.

However, in conjunction with the audit of our financial statements as of December 31, 2005 and the reaudit of our financial statements as of December 31, 2004 and 2003, our independent registered public accounting firm, Deloitte & Touche LLP, reported a material weakness and a significant deficiency to our Audit Committee. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably and in accordance with GAAP, such that there is more than a remote likelihood that a misstatement of annual or interim financial statements that is more than inconsequential will not be prevented or detected. See “Risks Related to our Restatement of our Financial Statements” for a discussion of the nature of the material weakness. Deloitte & Touche LLP reported a significant deficiency in our information technology area related to access controls that leave us vulnerable to unauthorized or inappropriate access to relevant financial reporting applications or data, and change management controls. Additionally, our former independent registered public accounting firm, KPMG, reported similar significant deficiencies in connection with the audit of our financial statements as of December 31, 2004. Management has been developing and implementing remediation plans to address these matters. Any failure to remediate a material weakness or a significant deficiency or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to legal and regulatory action. Any of these results could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

If we do not manage our growth effectively, our management, administrative, operational and financial infrastructure may be harmed.

In recent years, we have experienced rapid growth that has placed, and will continue to place, pressures on our management, administrative, operational and financial infrastructure. We also intend to increase our business in the future by permanently servicing and continuing to securitize non-conforming loans, which will require capital and systems development and human resources beyond those that we currently have. To develop the capacity to permanently service loans, we may acquire a third party with servicing capacity or a servicing component of a third party or, alternatively, develop servicing capacity internally. If we are unable to or choose not to acquire this servicing capacity from a third party, we will require significant time to develop the capacity internally. We have not determined how we will develop the servicing capacity and as a result, we cannot determine if and when we will have the capacity to service our non-conforming loans on a permanent basis. In addition, we cannot assure you that we will be able to satisfy our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire additional qualified employees, satisfactorily perform our servicing obligations or incorporate effectively the components of any business that we may acquire to achieve this growth. If we are unable to manage growth effectively, we may become less efficient in originating, selling and securitizing loans, which could result in a decrease in our profit on loans sold and our net interest income from retained loans.

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

Furthermore, we cannot assure you that the period in which the income or expense from the hedging transaction is recognized in our earnings will coincide with the period or periods in which the income or expense from the item we are economically hedging will be recognized in our earnings because we are marking to market our interest rate derivatives economically hedging our variable rate debt through earnings each period. These derivatives are structured to limit the volatility of our current period interest expense due to changes in interest rates over a period of generally two years. The fair market value of the derivatives will incorporate the market’s expected level of interest rates in these future periods. Accordingly, the mark to market of the derivatives through the income statement will bring the market’s expectation about changes in interest rates in the future into current period earnings. It is possible that there will be periods during which we will recognize non-cash losses on derivative transactions that may result in us reporting a net loss for the period. As a result, without cash flow hedge accounting, our reported earnings will be subject to greater volatility.

Our portfolio consists primarily of adjustable-rate mortgage (ARM) loans, many of which are “interest only” for the first five years, which exposes us to a higher risk of default.

Our portfolio consists almost entirely of adjustable-rate mortgage (ARM) loans, the payments on which are adjustable from time to time as interest rates change, generally after an initial two-year period during which the loans’ interest rates are fixed and do not change. After the initial fixed rate period, the borrowers’ payments on our ARM loans adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. As of December 31, 2005 , approximately 60% of our ARM loans held for investment also have an “interest only” feature for the first five years of the loan, so that the borrowers do not begin to re-pay the principal balance of the loans until after the fifth year of the loans. After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining years of the loan.

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

Our credit facilities contain covenants that restrict our operations and any default under these credit facilities would inhibit our ability to grow our business and increase revenues.

Our existing credit facilities generally contain extensive restrictions and covenants and require us to maintain or satisfy specified financial ratios and tests, including among other things, minimum levels of consolidated tangible net worth, liquidity and profitability, maximum ratio of indebtedness to consolidated adjusted tangible net worth and maintenance of asset quality and portfolio performance tests. Failure to meet or satisfy any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. These agreements are secured by our loans prior to or sale securitization or our retained securities and also contain cross-default provisions, so that an event of default under any agreement may trigger an event of default under other agreements, giving the lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, enforce their rights by foreclosing on collateral pledged under these agreements and restrict our ability to make additional borrowings under these agreements.

Our credit facilities also restrict our ability to, among other things:

•       incur additional debt;

•       acquire all or substantially all of the assets or ownership interests of another entity; and

•       engage in mergers or consolidations.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues.

We do not have comprehensive historical loan performance data on our loans sold on which to base future loan performance estimates on our loans held for investment. If we do not receive the payments from the loans that we anticipate, our revenues may be insufficient to cover our costs to originate, the interest expense and the losses on these loans, as well as the repayment of principal on the securitization used to finance these loans.

Through June 2003, we sold all of the loans that we originated on a whole-loan, servicing-released basis. As a result, we are unable to track the delinquency, loss and prepayment history of these loans. Consequently, we do not have representative historical delinquency, bankruptcy, foreclosure, default or prepayment experience that may be referred to for purposes of estimating future delinquency, loss and prepayment rates for our originated loans. In view of our lack of historical loan performance data, it is extremely difficult to validate our loss or prepayment assumptions used to calculate assumed net interest income in current and future securitizations of our non-conforming loans. If we do not receive the payments from the loans that we have anticipated, our revenues may be insufficient to cover our costs to originate, the interest expense and losses on these loans, as well as the repayment of principal on the securitization, used to finance these loans. The greater the difference between our assumptions and actual performance proves to be, the greater the effect will be on our earnings, the interest rates and over-collateralization levels of our mortgage-backed securities, the timing and receipt of our future revenues, the value of the residual interests held on our statement of condition and our cash flow.

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

We underwrite all of our non-conforming loans in accordance with our non-conforming credit underwriting standards. A non-conforming mortgage loan is a mortgage loan which is ineligible for purchase by Fannie Mae or Freddie Mac due to either loan size, credit characteristics of the borrower or documentation standards in connection with the underwriting of the borrower’s income. The credit characteristics that cause a loan to be ineligible include those where there is a relatively higher level of debt service carried by the borrower, higher LTV, and loans to borrowers who may have a record of credit write-offs, outstanding judgments, prior bankruptcies and other credit items that do not satisfy the Fannie Mae or Freddie Mac underwriting guidelines. Documentation standards that are not eligible may include borrowers who provide limited or no documentation of their income in connection with the underwriting of the related mortgage loan. Accordingly, mortgage loans underwritten under our non-conforming credit underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than mortgage loans originated in accordance with Fannie Mae or

Freddie Mac underwriting guidelines. We cannot provide assurance that our underwriting criteria or collection methods will afford adequate protection against the higher risks associated with loans made to non-conforming borrowers. As a result, our net interest income from our securitizations may be reduced.

We may be required to repurchase mortgage loans that we have sold, or replace loans that have been securitized, which could significantly reduce our cash flow and limit our ability to make distributions to our stockholders.

When we sell or securitize a loan we make certain representations, warranties and covenants regarding certain characteristics of the loans, the borrowers and the underlying properties, including, without limitation, that:

•       we will deliver all required documentation within the applicable time period for delivery;

•       we will repurchase the loan in the event of an early payment default (generally defined as a default of the first payment after sale or default of two of the first four payments after sale); and

•       the borrower’s credit documents submitted for loan underwriting were not falsified, contained no untrue statement of material fact and did not omit any statement of a material fact.

If we are found to have breached any of our representations or warranties, we may be required to repurchase those loans or, in the case of securitized loans, replace them with substitute loans or cash. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we sold, we may be required to indemnify the purchasers of the loans for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of capital to carry on our books, and our ability to borrow against these loans is limited. Any significant repurchases or indemnification payments we make could significantly reduce our cash flow and limit our ability to make distributions to you. See “Item 1 Business-Regulatory Compliance, Quality Control and Licensing-Regulatory Compliance.”

The success of our portfolio management and securitization business will depend upon our ability to service effectively the loans held in our portfolio and in our securitizations.

When we securitize non-conforming loans, we remain named servicer while contracting for master and sub-servicing responsibilities for the servicing rights for those loans, including, but not limited to, all collection, advancing and loan level reporting obligations, maintenance of custodial and escrow accounts, and maintenance of insurance and enforcement of foreclosure proceedings. Historically, we have only serviced loans for the initial interim period between when we fund the loans and when we sell the loans and transfer the servicing at the direction of the purchaser. We have no experience servicing a large portfolio of loans for an extended period of time. We must either implement a servicing function or continue to contract with a third party to service the loans for us to fully implement our strategy. We cannot assure you that we will be able to service the loans according to industry standards either now or in the future. Any failure to service the loans properly will harm our operating results. Because we have not built or acquired the servicing capabilities that we need, we presently contract with JPMorgan Chase Bank, National Association, an experienced servicer of non-conforming loans, to “sub-service” our loans held in the portfolio for us, and Wells Fargo Bank, N.A., an experienced master servicer of non-conforming mortgage loans, to serve as master servicer. The aggregate fees paid to our master servicer and sub-servicer, generally between 21 and 25 basis points of the outstanding principal balance, are a component of our general and administrative expenses. Furthermore, our net interest income depends upon the effectiveness of the third party sub-servicer servicing these loans.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values may result in a reduction of mortgage origination activity and an increase in foreclosures, which could limit our ability to grow our loan portfolio and thus our net income.

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

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth in recent years due largely to declining interest rates. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2006 relative to the 2005 levels due to rising interest rates. During periods of rising interest rates, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to stable and decreasing interest rates over recent years, our historical performance will not be indicative of results in a rising interest rate environment. If interest rates rise, the number of loan originations may decrease generally, resulting in increased competition for the remaining loans. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

Our business may be significantly affected by the economies of California and Illinois, where we conduct a significant amount of our business.

In 2005 approximately 43.0% of the loans we originated were loans secured by properties located in California, and 7.3% were loans secured by properties located in Illinois. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, such as an earthquake or flood, in California or Illinois could adversely affect the value of the mortgaged properties in those states and increase the risk of delinquency, foreclosure, bankruptcy or loss on mortgage loans in our portfolio. This would negatively affect our ability to originate, sell and securitize mortgage loans, which could result in a decrease in our profit on loans sold and our net interest income from retained loans.

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

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems that we rely on could cause delays in underwriting, fewer loan applications to be received and processed and reduced efficiency in loan servicing. We currently contract with a third party, LION, Inc., to provide a software database application to track and provide market valuations for our conforming originations and related derivatives. This contract is renewable annually. We also contract with a third party, Ceridian Corporation, to provide payroll services, including employee pay disbursement, payroll tax deposits and all related federal and state payroll tax reporting requirements. This contract is renewable annually. We cannot assure you that no failures or interruptions will occur or, if they do occur, that we or the third parties on whom we rely will adequately address them. The occurrence of any failures or interruptions could significantly harm our business, financial condition and results of operations.

During 2005 and 2004 we had significant deficiencies in the information technology area related to systems access and change management controls. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably and in accordance with GAAP, such that there is more than a remote likelihood that a misstatement of annual or interim financial statements that is more than inconsequential will not be prevented or detected. If we are unable to remediate these significant deficiencies, it could materially impair our ability to implement effective internal control over financial reporting.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant portion of the mortgage loans that we originate comes from independent brokers. In 2005, approximately 4,700 brokers were involved in the origination of approximately 87% of our mortgage loans. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to obtain loans from our brokers and to expand broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing broker relationships or expanding our broker networks. If we are not successful, it could negatively affect the volume and pricing of our loans.

Loss of our key management or the inability to attract and retain key employees may impair our ability to operate successfully.

Our future success depends to a significant extent on the continued services of our senior management and the senior management of Fieldstone Mortgage, particularly, Messrs. Sonnenfeld, our President and Chief Executive Officer, Kisnadwala, our Chief Financial Officer, Buczynski, our Executive Vice President—Secondary, Hagan, Executive Vice President—Production (Fieldstone Mortgage), Kendall, our Senior Vice President—Investment Portfolio and Camp, Senior Vice President—Chief Information Officer. We do not maintain “key person” life insurance for any of our personnel. The loss of the services of any of our senior managers, or other key employees, could harm our business and our prospects. Further, loss of a key member of our senior management team could be negatively perceived in the capital markets, which could have a negative impact on the market price of our common stock.

In addition, we depend on our production managers, account executives and loan officers to attract borrowers by, among other things, developing relationships with mortgage brokers, other financial institutions, mortgage companies, real estate agents and real estate brokers and others. These relationships lead to repeat and referral business. The market for skilled production managers, account executives and loan officers is highly competitive. Competition for qualified production managers, account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled production managers, account executives and loan officers at manageable costs, it could harm our business, financial condition and results of operations.

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

In addition, for approximately 45% of the non-conforming loans that we originate, we receive little or no documentation of the borrowers’ income. Instead, we base our credit decisions on the borrowers’ credit score and credit history, the collateral value of the property securing the loan and the effect of the loan on the borrowers’ debt service. There is a higher risk of default on loans where there is little or no documentation of the borrower’s income.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is dependent upon our ability to interface effectively with our brokers, borrowers and other third parties and to effectively and efficiently process loan applications. The origination process is becoming more dependent upon advanced technology to process applications over the Internet, interface with brokers, borrowers and other third parties through electronic means and underwrite loan applications. We have been implementing a new third-party software system for our loan origination system. The estimated cost of implementing this new system is approximately $6.1 million, of which $5.4 million of costs have been incurred through December 31, 2005. Implementing this new technology and maintaining the effectiveness and efficiency of the technology currently used in our operations may require significant additional capital expenditures and personal resources. There is no guarantee that the implementation of our new loan origination system or other new technology will be successful. We were originally scheduled to implement our new loan origination system for our non-conforming wholesale segment in the fourth quarter of 2005. However, in order to complete the testing and evaluation of the loan documents and data on the system, we have delayed the roll out until the second and third quarters of 2006. Further delays in the implementation of our new loan origination system for our non-conforming wholesale segment may put us at a competitive disadvantage with respect to our competitors who have more efficient and cost effective systems and may significantly increase the cost of implementation. Additionally, the failure of the new loan origination system to produce loan documentation that is compliant with applicable federal or state laws and regulations could subject us to federal or state regulatory action or private suits that could materially adversely affect our results of operations and financial condition.

To the extent that we become reliant upon any particular technology or technological solution, we may be harmed to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (iii) becomes increasingly expensive to service, retain and update, or (iv) becomes subject to third-party claims of copyright or patent infringement. Any failure to acquire technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which would harm our results of operations, financial condition and business prospects.

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

Local jurisdictions in Ohio, Illinois and Maryland  have enacted laws restricting loan origination activities. In Cleveland Heights, Ohio, where we lend, additional disclosures are required. In Cleveland,

Ohio, where we do not currently lend, restrictions have been placed on loan flipping, negative amortization, balloon loans as well as caps on points, fees and APRs for first and second liens.

In Illinois, the State has established a four-year pilot program in certain areas of Cook County to monitor predatory lending practices. While the law was to take effect on January 1, 2006, the Illinois regulator has delayed the effective date of the law until it announces an inception date. In the event that we continue lending in these areas in Cook County, we will be required to comply with the requirements of the law within 30 days after the announcement of the inception date which would require us to adopt a number of new procedures in order to originate and fund residential mortgage loans in Cook County and increasing our costs to originate loans in this area. No inception date has been announced.

In Montgomery County, Maryland, the local government has passed an anti-predatory lending ordinance, which unlike other anti-predatory lending laws does not contain a points and fees trigger. Rather, the ordinance expands the categories of lending activities that constitute discriminatory housing practices under Montgomery County’s anti-discrimination law, and increases from $5,000 to $500,000 the amount of damages that may be awarded for violations of this law. Some of our investors have informed us that they will not purchase, finance or securitize residential mortgage loans secured by real property located in Montgomery County after the effective date of the ordinance. A trade association has filed a lawsuit in Maryland state court seeking to enjoin Montgomery County from enforcing the ordinance. A Maryland court has enjoined Montgomery County for enforcing the ordinance until July 6, 2006.

We originate all conforming and non-conforming loans through FMC, which is licensed (or exempt from licensing) to originate residential mortgages in all states in which it conducts business and in which a license is required. FMC is licensed or exempt from licensing requirements to originate residential mortgages in the District of Columbia and 49 of the states in the United States, although we may not conduct business in all states. With respect to our portfolio of non-conforming loans held for investment, FMC closes the loans in its own name using funds advanced by FIC, with a simultaneous transfer of the loans to FIC. FMC services the loans for a fee until transferred to FIC’s sub-servicer. FIC is licensed or exempt from licensing requirements to fund residential mortgage loans or acquire closed residential mortgage loans in all states in which it conducts business and in which a license is required.

Our failure to comply with these laws, rules and regulations can lead to:

•       legal and regulatory liability, including potential monetary penalties;

•       loss of state licenses (or exemption there from) or other approved status required for continued lending and servicing operations;

•       legal defenses causing delay or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•       demands for indemnification or loan repurchases from purchasers of our loans;

•       class action lawsuits; and

•       administrative enforcement actions.

Some states in which we operate may impose regulatory requirements for financial disclosure on our officers and directors and parties holding in excess of 5%, of our outstanding shares of stock. If any officer, director or person holding in excess of  5% of our outstanding shares of stock fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our license or application exemption therefrom to conduct business in that state. If we lost our license or application exemption therefrom to conduct business in a state for this or any other reason, and we were unable to increase our mortgage originations in other states, our residential mortgage originations will decrease, reducing our profits on loans sold and our net interest income from retained loans.

New legislation, including legislation relating to “high cost” loans, may restrict our ability to make loans, negatively affecting our revenues.

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

The continued enactment of these laws, rules and regulations may prevent us from making some loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-conforming loans. These laws, rules and regulations have increased our cost of doing business, as we have been required to develop systems and procedures and invest in software to ensure that we do not violate any aspect of these new requirements.

In addition, many of these state laws, rules and regulations are not applicable to the mortgage operations of national banks, or other financial institutions chartered by the federal government, thereby giving the mortgage operations of these institutions a competitive advantage over us.

The federal Home Ownership and Equity Protection Act (HOEPA) identifies a category of mortgage loans as “high cost” and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the APR exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well. Our policy is to not make loans that are subject to HOEPA. If we inadvertently make a loan subject to HOEPA or if we decide to relax our restrictions on loans subject to HOEPA, we will be subject to greater risks for non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits and administrative enforcement actions.

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

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that  attempt to combat abusive lending. Many of these laws are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds.

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

Regulation AB may create additional liabilities, costs and restrictions for our business.

Effective January 1, 2006, Regulation AB, which covers registration, disclosure, communications, and reporting requirements for asset-backed securities, became effective. The new rules contain several new disclosure requirements, including requirements to provide historical financial data with respect to either prior securitized pools of the same asset class or prior originations and information with respect to the background, experience and roles of the various transaction parties, including those involved in the origination, sale or servicing of the loans in the securitized pool. Moreover, annual assessments of compliance with enhanced servicing criteria by servicers and attestation reports from an independent accounting firm must be obtained with respect to securitized pools of our mortgage loans. As we comply with Regulation AB, our costs of doing business may increase as we develop systems and procedures to ensure that we do not violate any aspect of these new requirements in our securitizations or our loan sales.

In connection with our issuance of mortgage-backed securities, we face liability either directly or indirectly through the indemnification provisions of the transaction documents related to a securitization of our non-conforming loans in our portfolio if we fail to provide the information required by Regulation AB. Furthermore, any failure to comply with the new reporting requirements for asset-backed securities under the Securities Exchange Act of 1934, as amended, may result in the loss of eligibility to register our asset-backed securities on Form S-3, which would increase the costs of and limit our access to the public asset-backed securities market. Also, our loan sale agreements with third parties for the loans that we do not retain in our portfolio may require us to provide certain information with respect to ourselves and historical information with respect to the performance of our mortgage loans to such purchasers. Our failure to provide this information with respect to any of our mortgage loan products may result in a breach of a contractual obligation for which we provide an indemnification. In addition, if we are not able to provide such information, the number of potential purchasers of our mortgage loans may be limited or the transaction sizes of sales of our mortgage loans may be limited, each of which may have a material adverse effect on the price we receive for our mortgage loans.

We may become involved in class action lawsuits and regulatory actions that may materially effect us.

Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, and particularly subprime lenders. These legal proceedings and regulatory actions can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition. For example, we are a defendant in a purported class action pending in Illinois alleging that we violated the firm offer of credit guidelines during one of our mail marketing campaigns in or around April 2005. Statutory damages under the statute cited in the complaint range from $100 to $1,000 per mailing in the event that the violation is deemed willful. This action is in the early stages of litigation and, accordingly, it is difficult to predict the outcome or resolution of this matter or the timing for its resolution. We expect to incur defense costs and other expenses in connection with this action, and we cannot assure you that the ultimate outcome of this action will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

We are exposed to environmental liabilities with respect to properties to which we take title, which may harm our liquidity and results of operations.

In the course of our business we may foreclose and take title to residential properties and, if we take title, we could be subject to environmental liabilities with respect to these properties. From January 1, 2001 through December 31, 2005, we foreclosed on 0.16% of the loans we funded during that period. In those circumstances, we may be liable to a governmental entity or third parties for property damage, personal injury, investigation or clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and may harm our liquidity and results of operations.

Risks Related to our Restatement of our Financial Statements

We may become subject to liability and incur increased expenditures as a result of the restatement of our financial statements.

In this Form 10-K, we have restated our financial statements for the years ended December 31, 2003 and 2004 and for each of the first three quarters of 2005 to correct an error in the accounting for income taxes related to the sale of loans in the fourth quarter of 2003 and the second quarter of 2005 by Fieldstone Mortgage, our taxable REIT subsidiary, to Fieldstone Investment Corporation (Fieldstone), which operates as a REIT.

We had previously restated our financial statements for the year ended December 31, 2003 and for the three and nine months ended September 30, 2004 to eliminate cash flow hedge accounting treatment for our interest rate swap transactions entered into during those periods. We determined that our hedge documentation for our interest rate swaps was not sufficient to qualify for cash flow hedge accounting under Statement No. 133. Management recommended and the Audit Committee approved the restatement to eliminate cash flow hedge accounting and to reclassify the effective portion of the mark to market of the changes in fair market value of our interest rate swaps in place during the affected periods from accumulated other comprehensive income into current period earnings.

The restatement of our previously issued financial statements could expose us to legal and regulatory risk. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Our internal controls and disclosure controls and procedures may not be adequate to ensure that we are able to report accurately our financial results, and we have identified material weaknesses and significant deficiencies in disclosure controls and procedures and in internal control over financial reporting that we may not be able to mitigate or entirely eliminate.

Effective internal controls are necessary for us to provide reliable financial reports. This effort includes evaluating and documenting the design of and testing the effectiveness of our internal controls over financial reporting. During this process, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation.

In conjunction with the audit of our financial statements as of December 31, 2005, 2004 and 2003, we have identified, and our auditors, Deloitte & Touche LLP,  have reported to our Audit Committee a material weakness in internal control over financial reporting, as discussed in more detail in Item 9A “Controls and Procedures,” which material weakness resulted in the restatement of the Company’s financial statements.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conjunction with the audit of our financial statements as of December 31, 2004, our former independent auditors, KPMG, had also reported several significant deficiencies to our Audit Committee, including a significant deficiency related to our previous restatement of our audited financial statements for the year ended December 31, 2003 to eliminate the use of cash flow hedge accounting for our interest rate swap transactions. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably and in accordance with GAAP, such that there is more than a remote likelihood that a misstatement of annual or interim financial statements that is more than inconsequential will not be prevented or detected. If we are unable to remediate these significant deficiencies, it could materially impair our ability to implement effective internal control over financial reporting.

Management is in the process of developing and implementing additional remediation plans addressing the material weakness and the significant deficiencies. There is no assurance that these remediation plans will be entirely effective in eliminating or avoiding future material weaknesses or significant deficiencies. Any failure to remediate significant deficiencies or material weaknesses or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to legal and regulatory action. Any of these results could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock.

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

Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our Board of Directors. These provisions include the following:

•       There are ownership limits and restrictions on transferability in our charter.   In order to qualify as a REIT, not more than 50% of the value of our outstanding shares (in certain cases taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals at any time during the last half of a taxable year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our charter generally prohibits any stockholder from actually or constructively owning more than 9.8% of our outstanding shares of common stock. This restriction may:

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

•       Our charter and bylaws contain other possible anti-takeover provisions.   Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions include advance notice requirements for stockholder proposals and director nominations.

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

Any one or more of these provisions, singularly or together, may have an antitakeover effect that discourages potential acquisition bids that our shareholders may consider favorable.

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

Commencing with our short taxable year ended December 31, 2003, which began on November 13, 2003, we believe that we have qualified as a REIT under the Internal Revenue Code. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control. For example, to qualify as a REIT, at least 75% of our annual gross income must come from real estate sources, including mortgages on real property, and 95% of our annual gross income must come from real estate sources and other sources that are itemized in the REIT tax laws, mainly interest and dividends. We are subject to various limitations on our ownership of investments, including a limitation that the fair market value of our investment in our taxable REIT subsidiary, Fieldstone Mortgage, together with any other investments in taxable REIT subsidiaries, cannot exceed more than 20% of our total assets at the close of any quarter (subject to a 30-day “cure” period following the close of each quarter). Fieldstone Mortgage conducts substantial loan origination and servicing activities and will accumulate some or all of the income from those activities. As of December 31, 2005, the estimated fair market value of our investment in Fieldstone Mortgage was 3.3% of our total assets. In addition to this limitation, at least 75% of our assets at the close of any quarter (subject to the 30-day “cure” period) must be qualified real estate assets, government securities and cash and cash items. Certain other quarterly asset ownership requirements also apply. Although we believe that we currently satisfy all of the asset ownership requirements, we cannot provide assurance that the IRS will agree with this determination. The need to comply with the income and asset ownership requirements applicable to REITs may cause us to acquire other assets that are qualified real estate assets for purposes of these requirements (for example, interests in other mortgage loan portfolios) but that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

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

•       our securitizations may be subject to an entity level tax, and the cash flows from these securitizations may be diverted to accelerate the repayment of the underlying mortgage-backed securities;

•       any distributions we make to our stockholders will be taxable to them as dividends to the extent of our current and accumulated earnings and profits, although, subject to limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction with respect to these distributions, and individual distributees may be eligible for the capital gains tax rate of 15% or less on such dividends; and

•       we generally will be disqualified from electing treatment as a REIT for the four taxable years following the year in which our REIT status is lost.

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

Certain provisions under the Internal Revenue Cost  could provide relief in the event we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT. There can be no assurance, however, that these relief provisions would apply to a failure by us to qualify as a REIT since their application would depend upon the factual circumstances for such a failure. If these relief provisions are inapplicable to a particular set of circumstances which otherwise would disqualify us as a REIT, we would fail to qualify as a REIT. Even if these relief provisions apply, we would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

Despite our REIT status, we remain subject to various taxes, including substantial contingent tax liabilities.

Similar provisions of the Internal Revenue Code apply to REITs and to S corporations that acquire any assets from a non-REIT C corporation in a carry-over basis transaction. These provisions permit the REIT or S corporation, as applicable, to avoid the recognition of gain and the imposition of corporate level tax with respect to a built-in gain asset acquired in a carry-over basis transaction from a non-REIT C corporation unless and until the REIT or S corporation disposes of that built-in gain asset during the ten-year period following its acquisition. At the time of the disposition, the REIT or S corporation would recognize and be subject to tax at the highest regular corporate rate on the “built-in gain.” Built-in gain is the amount by which an asset’s fair market value exceeds its adjusted tax basis at the time the REIT or S corporation acquires the asset.

On January 1, 2003, the effective date of the S election made by our predecessor, Fieldstone Holdings, a material amount of “franchise value” existed in our business in excess of its book value, which could give rise to a tax liability pursuant to the built-in gain rules described above on a sale of the business prior to December 31, 2012. We inherited the potential tax liability relating to any built-in gain of Fieldstone Holdings as a result of our merger with Fieldstone Holdings on November 14, 2003. Accordingly, if we sell our business or substantially all of our assets during the ten-year period ending December 31, 2012, we will be subject to regular corporate tax on some amount of gain. The total amount of gain on which we can be taxed is limited to the excess of the aggregate fair market value of our assets on January 1, 2003, the effective time of Fieldstone Holdings’ S election, over the adjusted tax bases of those assets at that time. As this tax would be significant, we intend to manage our affairs in a manner that takes into account the potential incurrence of this tax, which may result in our seeking to avoid any taxable disposition of our business or substantially all of our assets prior to January 1, 2013, even if such a transaction might otherwise be in our best interests if this tax were not to apply. None of the loan sales made by Fieldstone Holdings since January 1, 2003 and prior to our merger, triggered any built-in gains tax because these loans were held for sale, and Fieldstone Holdings was required to use “mark-to-market” accounting for its tax accounting. Consequently, no gain was attributable to those loans for tax purposes at the time of the S election.

In addition, notwithstanding our status as a REIT, we remain subject to federal, state and local taxes on our income and property. We may be subject to some state and local income taxes because not all states and localities treat REITs in the same manner that they are treated for federal income tax purposes. In addition, FMC and our other TRSs are subject to regular federal, state and local income tax on all of their income.

We may not qualify as a REIT if we failed to distribute by the close of 2003 any undistributed earnings and profits that were attributable to a non-REIT C corporation taxable year.

To qualify as a REIT, at the end of any taxable year, we cannot have any undistributed or retained earnings and profits that are attributable to a non-REIT C corporation taxable year (non-REIT C corporation E&P). For certain years prior to January 1, 2003, our predecessor, Fieldstone Holdings, and its wholly owned subsidiary, Fieldstone Mortgage, were taxable as C corporations for federal income tax purposes. Effective January 1, 2003, Fieldstone Holdings elected to be treated as an S corporation, and Fieldstone Mortgage became a “qualified subchapter S subsidiary” of Fieldstone Holdings that was disregarded as separate from Fieldstone Holdings. As of the effective date of Fieldstone Holdings’ S election, Fieldstone Holdings had non-REIT C corporation E&P. We commissioned a national accounting firm to verify our calculation of this E&P. Prior to the merger with Fieldstone Investment, Fieldstone Holdings made distributions of non-REIT C corporation E&P in 2003 to its shareholders in an amount greater than the amount of non-REIT C corporation E&P as determined by our verified calculations. To the extent, however, that the actual non-REIT C corporation E&P of Fieldstone Holdings exceeded the amount of distributions, we succeeded to that excess non-REIT C corporation E&P and had until December 31, 2003, the close of our first taxable year as a REIT, to distribute it. We believe that, as of the close of 2003, we had no undistributed non-REIT C corporation E&P based on our calculations and the review of those calculations by a national accounting firm.

There can be no assurance, however, that the IRS will not examine our tax returns from our years as a C corporation and propose adjustments to increase our taxable income from those years. If the IRS determines that we failed to distribute all of our non-REIT C corporation E&P by the close of 2003, although the law on this issue is not entirely clear, we may avoid being disqualified as a REIT for each taxable year during which we had non-REIT C corporation E&P, provided that we satisfy certain “deficiency dividend” procedures. Our REIT shareholders would be subject to tax on the dividends at the applicable ordinary income tax rates even though these dividends would be, as a practical matter, a return of a portion of the capital invested in us. For individuals, these distributions would be eligible for the lower capital gains rates. Due to the inherently factual nature of the determination of our earnings and profits, and given the inability of counsel to opine on this issue, there is a risk that the IRS could succeed in challenging our determination that we do not have any undistributed non-REIT C corporation E&P, in which event we either could fail to qualify as a REIT or could be required to satisfy the “deficiency dividend” procedures referenced above.

The tax imposed on REITs for “prohibited transactions” limits our ability to engage in transactions, including certain methods of securitizing our loans that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held for sale, other than foreclosure property, but including any mortgage loans held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize loans in a manner that was treated as a sale of inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures used for our securitization transactions even though these sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our portfolio of mortgage loans from time to time even if we believe it would be in our best interest to do so. However, loan sales by Fieldstone Mortgage are not subject to this prohibited transaction tax because Fieldstone Mortgage has elected to be treated as a taxable REIT subsidiary, although the net income recognized by Fieldstone Mortgage from any sales is subject to tax at regular federal and state corporate rates.

We and some of our stockholders could have federal income tax liability if we recognize any “excess inclusion income.”

If we own a residual interest in either a real estate mortgage investment conduit, or REMIC, or taxable mortgage pool, we will be required to allocate excess inclusion income among our stockholders to the extent that such amounts exceed our REIT taxable income, excluding any net capital gain. To the extent that a stockholder is allocated a portion of our excess inclusion income, such excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) with respect to our foreign stockholders, would be subject to federal withholding tax at the maximum rate (30%), with such stockholders generally being ineligible for a reduction or elimination of such tax under an applicable income tax treaty. Notwithstanding the foregoing sentence, to the extent that we allocate any excess inclusion income to certain “disqualified stockholders” that are not subject to federal income taxation, we would be subject to tax on such excess inclusion income at the highest tax rate. Approximately 68% and 85% of our 2004 and 2005 dividends, respectively, constituted excess inclusion income. Tax-exempt investors, non-U.S. stockholders and stockholders with net operating losses should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in our shares of common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Our corporate headquarters is located in Columbia, Maryland and contains approximately 89,468 square feet. The lease for our corporate headquarters expires on May 1, 2010. As of December 31, 2005, we also leased additional property in the following states ranging in size from approximately 200 to 23,700 square feet with original lease terms varying from month-to-month to five years: Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, Missouri, Nebraska, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. In early 2006, we sold the assets pertaining to all of our conforming wholesale offices, our conforming operations center and a majority of our conforming retail offices to third parties. We combined our remaining conforming retail personnel, branches and assets into our non-conforming retail division, which will continue to offer both non-conforming and conforming products. All of our facility leases are operating leases. We do not consider any specific leased location to be material to our operations. We believe that equally suitable locations are available in all areas where we currently do business.

ITEM 3.                LEGAL PROCEEDINGS.

Hill Litigation:

Hill, et al. v. Fieldstone Mortgage Company, et al. is a class action filed on January 16, 2002 in the Circuit Court for Baltimore City by plaintiffs, who are two individuals who obtained a second mortgage loan from Fieldstone Mortgage in 1998, in the amount of $28,000, secured by their residence, against Fieldstone Mortgage and ten other mortgage lenders that plaintiffs contend are or were the assignees of second mortgage loans in Maryland made by Fieldstone Mortgage. The lawsuit alleges, among other things, that (i) the defendants violated the Maryland Second Mortgage Loan Law, or SMLL, by failing to obtain the necessary license to provide a second mortgage loan and by charging fees unauthorized by the SMLL, and (ii) the defendants violated the Maryland Consumer Protection Act by engaging in conduct contrary to the provisions of the SMLL. The plaintiffs seek a declaratory judgment that their mortgage contract is illegal and, therefore, that they do not need to honor their obligation to repay the second mortgage loan. The plaintiffs also seek monetary damages in the amount of $300,000. Fieldstone Mortgage, and each of the other defendants, filed motions to dismiss asserting that, among other things, the plaintiffs’ claims are barred by the applicable three-year statute of limitations, the plaintiffs’ failed to properly plead a claim under the Maryland Consumer Protection Act, and the plaintiffs’ request for a judicial declaration that their mortgage contract is illegal is not a remedy available under either Maryland statutory or common law. The circuit court heard oral arguments on the motions to dismiss in January 2003. To date, the court has not ruled on this motion. This lawsuit was consolidated with 14 other class actions with identical claims against other mortgage lenders. No motion for class certification has yet been filed in this case. On March 30, 2006, the court held a status conference with regard to this matter. The court requested supplemental briefings on the outstanding issues from the parties. Oral argument on the outstanding issues is tentatively scheduled for July 26, 2006.

Due to the inherent uncertainties of the judicial process, we are unable to predict the outcome of this matter. While we intend to continue to vigorously defend this claim and believe we have meritorious defenses available to us, there can be no assurance we will prevail.

Arredondo Litigation:

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief.

We filed our answer denying all relevant claims on August 25, 2004. In addition, we filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes. Plaintiffs filed a response to our motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, our motion to dismiss was denied. The discovery process continues and is currently required to be completed by the end of May 2006. On December 27, 2005, the named Plaintiff, Berinda Arredondo, requested and was dismissed from the litigation.

Due to the uncertain nature of the litigation at this time, we are unable to estimate the probable outcome of this matter. The plaintiffs in this matter have not specified damages sought and we are therefore unable to estimate potential exposure. While we intend to vigorously defend this matter, there can be no assurance that an adverse outcome would not have a material effect on our results of operations.

Bass Litigation:

On May 24, 2004, all of our former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against us, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in our financial statements with respect to this claim.  On October 28, 2005, we served a cross claim against KPMG. Our cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal we suffered damages.  In addition, the cross claim asserts that in the event the Former Shareholders prevail in their suit, KPMG negligently advised us regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit.

We intend to vigorously defend against the claim made by the Former Shareholders described above. If we ultimately are unsuccessful in defending this matter, we could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation. Excluding interest or third-party costs, which may be payable as part of a settlement, the potential payment will be an increase in the redemption price of their shares and recorded as a reduction of our paid in capital in the period in which the dispute is resolved and will be paid out of our working capital and will not be reflected in our income statement.

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed naming Fieldstone Mortgage in the Northern District of Illinois (Eastern Division) alleging violations of the Fair Credit Reporting Act (“FCRA”).  The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. Specifically, Plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines in providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailing in the event that the violation is deemed willful. No motion for class certification has yet been filed in this case. Fieldstone Mortgage filed a motion to dismiss/motion to strike pursuant to Federal Rule 12(b)(6) for the injunction relief portion of the compliant. Fieldstone Mortgage’s discovery responses are due by the end of April 2006.

Due to the uncertain nature of the litigation at this time, we are unable to estimate the probable outcome of this matter. While we intend to continue to vigorously defend this claim and believe we have meritorious defenses available to us, there can be no assurance we will prevail and that an adverse outcome would not have a material effect on our results of operations.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

In February 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 relating to the resale by the selling stockholders of 43,328,933 shares of its common stock that were originally issued and sold by us in the private placement offering in November and December 2003. On February 3, 2005, our common stock began trading on the NASDAQ National Market under the symbol “FICC.”  Prior to trading on the NASDAQ National Market, our common stock was not listed or quoted on any national exchange or market system.

In November 2005, our Board of Directors authorized the repurchase of up to $40.0 million of outstanding common shares under a stock repurchase program. Subject to applicable securities laws, purchase decisions will be made based upon market conditions and other factors. Purchases may be made from time to time through December 31, 2006 in the open market at prevailing market prices or through negotiated private transactions, at management’s discretion, subject to our standard policies on trading periods, including “black-out” periods related to public announcements of earnings.

The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the NASDAQ National Market:

	Price Range
	High	Low
2005
First Quarter (February 3 - March 31)	$17.00	13.96
Second Quarter (April 1 - June 30)	$14.58	12.00
Third Quarter (July 1 - September 30)	$15.20	11.22
Fourth Quarter (October 1 - December 31)	$12.41	9.68
2006
First Quarter (January 1 - March 31)	$13.80	10.85

On March 1, 2006, the last sale price reported on the NASDAQ National Market for our common stock was $12.01 per share. As of March 1, 2006, there were 75 holders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners, which exceeds our minimum shareholder requirement for REIT eligibility.

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

The following table sets forth, for the periods indicated, the cash distributions declared per share on our shares of common stock from January 1, 2004 through December 31, 2005:

	Declared Per Share Cash Distributions	Declaration Date	Record Date	Payment Date
2004
First Quarter	$0.07	April 29, 2004	May 14, 2004	May 28, 2004
Second Quarter	$0.24	July 26, 2004	August 13, 2004	August 27, 2004
Third Quarter	$0.34	October 27, 2004	November 12, 2004	November 26, 2004
Fourth Quarter	$0.44	December 17, 2004	December 30, 2004	January 14, 2005

	Declared Per Share Cash Distributions	Declaration Date	Record Date	Payment Date
2005
First Quarter	$0.47	April 6, 2005	April 20, 2005	April 29, 2005
Second Quarter	$0.50	July 6, 2005	July 20, 2005	July 29, 2005
Third Quarter	$0.51	October 5, 2005	October 19, 2005	October 28, 2005
Fourth Quarter	$0.55	December 16, 2005	December 30, 2005	January 18, 2006

All of our 2004 and 2005 dividends are classified as ordinary income for tax purposes, rather than capital gains or return of capital. A portion of our dividends may be deemed excess inclusion income for shareholders subject to the Unrelated Business Income Tax. We estimate that approximately $1.73 per share of the total $2.03 per share of 2005 dividends paid will be deemed excess inclusion income. While we are looking at strategies to reduce our dividends classified as excess inclusion income in the future, we currently believe that a substantial portion of our dividends will be classified as excess inclusion income.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the fourth quarter of 2005 (dollars in thousands, except per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1 - December 31, 2005	306,891	$11.31	296,000	$36,660

(1)          No shares were repurchased during the months of October and November 2005.

(2)          Shares repurchased in December 2005 include 10,891 shares of vested restricted stock (at a price of $11.86 per share) repurchased from employees on December 31, 2005, at their election, to pay the related withholding taxes incurred upon the vesting of such stock.

(3)          The Board of Directors authorized the repurchase of up to $40 million of outstanding common shares under a stock repurchase program announced on November 28, 2005. Subject to applicable federal and state securities laws and Maryland General Corporation Law, purchase decisions will be taken based upon market conditions and other factors. Purchases may be made from time to time through December 31, 2006 in the open market at prevailing market prices or through negotiated private transactions, at management’s discretion, subject to our standard policies on trading periods, including “black-out” periods related to the public announcement of earnings.

ITEM 6.                SELECTED FINANCIAL DATA.

The following table sets forth our selected financial and operating information, including for FHC, deemed to be our predecessor for accounting purposes. The financial statements represent our consolidated financial condition and results of operations, which includes our subsidiaries. In addition, the financial data included below for the years ended December 31, 2001 through 2002 reflect our prior business strategy of selling all of our loans on a whole-loan servicing released basis. The financial and operating data presented have been derived from our consolidated financial statements for each of the periods presented. The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

Selected Consolidated Financial and Other Data
(In thousands, except per share data)

	Year Ended December 31,
		2004	2003
	2005	(As restated)(7)	(As restated)(7)	2002	2001
Operating Data:
Revenues:
Interest income:
Loans held for investment	$344,521	206,460	17,749	—	—
Loans held for sale	38,254	25,316	49,118	33,666	16,747
Total interest income	382,775	231,776	66,867	33,666	16,747
Interest expense:
Loans held for investment	198,688	69,039	5,137	—	—
Loans held for sale	17,792	5,498	17,424	13,543	10,287
Subordinated revolving line of credit	—	—	510	576	741
Total interest expense	216,480	74,537	23,071	14,119	11,028
Net interest income	166,295	157,239	43,796	19,547	5,719
Provision for loan losses—loans held for investment	30,065	21,556	2,078	—	—
Net interest income after provision for loan losses	136,230	135,683	41,718	19,547	5,719
Gains on sales of mortgage loans, net	66,158	52,147	117,882	74,875	42,429
Other income (expense)—portfolio derivatives	33,469	8,789	(3,398)	—	—
Fees and other income	1,414	3,714	3,188	3,230	2,834
Total revenues	237,271	200,333	159,390	97,652	50,982
Expenses:
Salaries and employee benefits	81,015	81,915	84,227	40,482	28,260
Other expenses(1)	53,357	48,888	29,947	19,568	14,619
Total expenses	134,372	130,803	114,174	60,050	42,879
Income before income taxes	102,899	69,530	45,216	37,602	8,103
Income tax (expense) benefit	(3,509)	(5,934)	6,327	(15,855)	3,140
Net income	$99,390	63,596	51,543	21,747	11,243
Earnings per share of common stock:
Basic	$2.04	1.30	2.67	1.44	0.74
Diluted	$2.04	1.30	2.67	1.44	0.74
Dividends declared per common share(2)	$2.03	1.09	2.53	—	—

Other Data:
Mortgage Loan Fundings:
Non-Conforming	$5,941,404	6,185,045	5,148,182	2,479,323	1,175,389
Conforming	1,487,328	1,290,202	2,223,868	1,537,084	1,070,455
Total	$7,428,732	7,475,247	7,372,050	4,016,407	2,245,844
Non-Conforming Mortgage Loan Fundings Statistics
Weighted average interest rate	7.5%	7.2%	7.3%	8.4%	9.6%
Weighted average credit score	653	652	653	645	632
Weighted average loan-to-value	84.0%	84.5%	86.0%	85.7%	84.6%
Full documentation	54.8%	59.4%	55.0%	51.0%	55.0%
Mortgage Loan Sales Statistics
Mortgage sales:
Non-Conforming loan sales	$2,913,867	2,220,609	3,989,664	2,128,497	1,047,115
Conforming loan sales	1,441,695	1,279,169	2,372,853	1,365,081	1,008,349
Total	$4,355,562	3,499,778	6,362,517	3,493,578	2,055,464
Gain on Sale Margin—Non-Conforming Sales(3)
Gross premiums—loan sales, net of derivative gain/(loss)	2.8%	3.0%	3.7%	4.0%	3.9%
Premiums paid net of fees collected	0.0%	0.1%	0.1%	0.5%	0.7%
Provision for loan losses—loans sold	(0.1)%	(0.4)%	(0.6)%	(0.7)%	(0.7)%
Direct origination costs	(0.7)%	(0.8)%	(0.7)%	(0.9)%	(0.9)%
Total	2.0%	1.9%	2.5%	2.9%	3.0%
Gain on Sale Margin—Conforming Sales(3)
Gross premiums—loan sales, net of derivative gain/(loss)	1.9%	1.9%	2.0%	2.0%	2.1%
Premiums paid net of fees collected	(0.8)%	(0.6)%	(0.5)%	(0.4)%	(0.5)%
Provision for loan losses—loans sold	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Direct origination costs	(0.5)%	(0.5)%	(0.7)%	(0.5)%	(0.3)%
Total	0.5%	0.7%	0.7%	1.0%	1.1%
Yield Analysis
Yield analysis—loans held for investment
Yield on loans held for investment	6.8%	6.6%	6.6%	—	—
Cost of financing for loans held for investment	4.0%	2.4%	2.3%	—	—
Net yield on loans held for investment	2.9%	4.4%	4.7%	—	—
Yield on loans held for investment after provision for loan losses	2.3%	3.7%	3.9%	—	—
Yield analysis—loans held for sale
Yield on loans held for sale	6.9%	7.2%	7.0%	7.6%	8.5%
Cost of financing for loans held for sale	4.5%	2.6%	2.8%	3.4%	5.8%
Net yield on loans held for sale	3.7%	5.6%	4.5%	4.6%	3.3%
Yield analysis—loans held for investment and loans held for sale
Yield—net interest income after provision for loan losses	2.4%	3.9%	4.3%	4.4%	2.9%
Net cash settlements received (paid) on portfolio derivatives(4)	0.5%	(0.4)%	—	—	—

Operating Ratios:
Debt to capital	11.2	9.2	3.0	16.2	10.7
Return on average equity	17.9%	12.3%	47.8%	88.3%	167.6%
Return on average assets	1.7%	1.7%	5.1%	4.7%	5.4%
Average equity as a percentage of average assets	9.5%	14.4%	10.7%	5.3%	3.2%
Cost to produce as % of volume(5)	2.49%	2.52%	2.06%	1.99%	2.26%
Book value per share	$10.86	10.81	10.59	N/A	N/A
Statements of Condition Data:
Mortgage loans held for sale, net
Non-Conforming	$452,792	254,368	404,099	578,853	223,307
Conforming	141,477	102,682	106,285	270,830	105,535
Total	$594,269	357,050	510,384	849,683	328,842
Seriously delinquent—mortgage loans held for sale(6)	0.7%	1.0%	0.4%	1.3%	0.5%
Mortgage loans held for investment, net
Loans to be securitized	$490,102	583,924	835,271	—	—
Loans securitized	5,036,191	4,168,184	491,570	—	—
Total	$5,526,293	4,752,108	1,326,841	—	—
Seriously delinquent—mortgage loans held for investment(6)	4.4%	1.7%	0.4%	—	—
Weighted average credit score—mortgage loans held for investment	650	650	653	—	—
Average Balance Data:
Mortgage loans held for sale	$550,762	347,513	695,890	436,062	193,585
Mortgage loans held for investment	4,971,731	3,072,684	266,558	—	—
Warehouse financing—mortgage loans held for sale	394,167	204,464	619,795	392,561	174,086
Warehouse financing—mortgage loans held for investment	482,024	616,181	102,548	—	—
Securitization financing	4,364,266	2,251,980	115,822	—	—
Average total assets	5,813,991	3,639,683	1,005,986	464,205	208,109
Average total equity	553,901	524,286	107,869	24,632	6,707

(1)           Represents the accumulation of occupancy, depreciation and amortization, servicing fees and general and administration expense reported within the audited consolidated statements of operations.

(2)           FHC paid dividends of $15 million and $23 million to its shareholders in the second and third quarters, respectively, of 2003, prior to the formation of FIC.

(3)           Gain on sale margin—non-conforming sales and gain on sale margin—conforming sales is calculated as gains on sales of mortgage loans, net divided by mortgage loan sales.

(4)           Calculated as net cash settlements on existing derivatives and net cash settlements incurred or paid to terminate derivatives prior to final maturity (a component of “Other income (expense)—portfolio derivatives”) divided by average loans held for investment debt.

(5)           Cost to produce as a percentage of volume is calculated as cost to produce divided by fundings. Cost to produce is a non-GAAP financial measure. For a reconciliation of cost to produce to the most directly comparable GAAP measure, total expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost to Produce.”

(6)           Seriously delinquent is defined as 60 plus days past due and loans in the process of foreclosure.

(7)           See Note 1(w) to the consolidated financial statements included in Item 8 of this report.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

We are a mortgage real estate investment trust (REIT) that invests in non-conforming loans originated by our wholly owned subsidiary, Fieldstone Mortgage Company (FMC), which we finance by issuing mortgage-backed securities. Through FMC, we originate service and sell both non-conforming and conforming single-family residential mortgage loans through both wholesale and retail origination channels.

Our primary sources of income are the interest income on our loans held for investment, net of the interest expense of financing those loans, and the cash gains on sales of mortgage loans that we choose not to hold for investment. In August 2003, we began our current strategy of retaining a portion of our non-conforming loans in our REIT investment portfolio, financing our portfolio of loans with mortgage-backed securities collateralized by those loans, and selling the balance of our non-conforming loans.

During 2005, our net income was $99.4 million as compared to $63.6 million in 2004, due primarily to an increase in the revenue related to our investment portfolio of non-conforming mortgages. The net cash settlements on our interest swaps and cap used to economically hedge our securitization financing costs, which are reported as a component of other income (expense) portfolio derivatives, plus the net interest income before loss provision on loans held for investment, increased $44.6 million, or 35.5%, to $170.3 million in 2005 from $125.7 million in 2004, primarily due to a 61.8% increase in the average balance of our investment portfolio, partially offset by a decrease in our average 2005 net interest income margin. Our net interest margin declined in 2005 as our older, higher margin loans prepaid and new loans were added to the portfolio at lower margins. The margins available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in financing costs, which were indexed to rising market interest rates. Our gains on sales of loans rose 27% to $66.2 million in 2005 from $52.1 million in 2004, due primarily to a 24% increase in loan sale volume. These revenue increases were partially offset by an $11.5 decrease (to $9.0 million) of the  non-cash mark to market valuation gain on our swaps and caps, also a component of other income (expense) portfolio derivatives, and an $8.5 million increase in the provision for loan loss—loans held for investment, reflecting the continued seasoning of our mortgage portfolio.

Our portfolio of loans held for investment, net, was $5.5 billion at December 31, 2005 and $4.8 billion at December 31, 2004. We intend to continue to build our portfolio to approximately $6.0 billion by retaining the majority of our non-conforming fundings. The percentage of loans we retain for the portfolio in any given period will vary based upon the size of the portfolio we hold, prepayments during the quarter and the availability of loans which meet our cash flow, credit and projected return criteria. As of December 31, 2005, our financing debt on the loans held in our portfolio was 10.2 times our equity. Based on the current size of our portfolio and management’s estimates and assumptions regarding expected future origination levels and market factors, we believe we can sustain a target portfolio debt to equity ratio on our portfolio of 13 times our equity, adjusted for the non-cash mark to market of our portfolio derivatives.

We use interest rate swaps and caps to economically hedge the variable rate financing costs for the fixed rate period of our two and three year hybrid ARM mortgage loans held for investment. Because these derivatives are not designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement No. 133) changes in the fair market value of the swaps and caps are recognized in current period earnings and reported in our consolidated statement of operations in “Other income (expense)—portfolio derivatives.”  We cannot predict the future path of interest rates, nor can we predict the magnitude by which these changes in the fair market value of our swaps and cap could cause our total revenue and net income to increase or decrease significantly during periods of interest rate volatility.

We originated $5.94 billion of non-conforming mortgage loans during 2005, a 3.9% reduction from the $6.19 billion we originated during 2004. Our origination volumes declined slightly in 2005 as a result of continued competition for new loan originations during the year. The over-all mortgage market in 2005 was approximately the same as 2004, and we added offices and personnel to our mortgage origination franchise during 2005 to offset the effect of competition on originations. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2006 relative to the 2005 levels due to rising interest rates.

Our cost to produce new non-conforming loans was 2.57% in 2005, approximately the same as in 2004, with cost savings in existing offices offset by the expense of adding offices and personnel. Our incremental cost to produce non-conforming loans in 2005, including production management but not home office expenses was 1.81% in our non-conforming wholesale branches and 3.20% in our non-conforming retail branches

In the first quarter of 2006, our Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of our conforming retail and conforming wholesale segments, based upon the declining trend in the segments’ profitability in 2005 and 2004, as increased competition and depressed margins due to rising interest rates reduced the funding volumes and income contribution of those segments. In February 2006, we sold the assets pertaining to our conforming division’s headquarter office, all of its wholesale offices and certain of its retail offices to third parties. The remaining conforming retail offices in Maryland and Virginia have been combined with our non-conforming retail offices, which will offer a range of non-conforming and conforming loan products. We estimate our pre-tax expenses related to these transactions to be approximately $1.0 million.

Restatement of Consolidated Financial Statements

We have restated our consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the first three quarters of 2005, to correct an error in the accounting for income taxes related to the sale of loans by FMC, our taxable REIT subsidiary, to FIC, which operates as a REIT, in the fourth quarter of 2003 and the second quarter of 2005. In each of these periods, we had previously recognized the entire income tax expense related to the gain on sale earned by FMC on these sales to FIC for inclusion in its investment portfolio. However, we have determined that we should have deferred the portion of the income tax expense related to the intercompany sale, because the loans remained on our consolidated statements of condition at period end. Such deferred tax asset should have been recognized as expense over the life of the loans. See Note 1(w) “Restatement” to the consolidated financial statements, which is included in Item 8 of this report. The correction of these errors resulted in a cumulative increase to accumulated earnings and shareholders’ equity of $1.7 million as of September 30, 2005. As of September 30, 2005, the balance of the deferred tax asset related to the inter-company loan sales was $1.7 million.

This restatement of our income tax expense has no effect on our REIT taxable income, which is the basis for determining the dividends we pay to our stockholders. In addition, the entry to correct the accounting error does not result in (i) a change to our cash position, (ii) a default under any of our credit facilities, (iii) a change to our reported non-GAAP financial measures relating to cost to produce and core net interest income and margin or (iv) a change to our federal or state tax liability for any of the periods restated. For tax accounting purposes, the gain on sale was reported correctly as taxable income on the tax return of FMC. The following discussion contained in “Management’s Discussion and Analysis” gives effect to the restatement discussed in Note 1(w) to the consolidated financial statements.

Key Components of Financial Results of Operations

Revenues

Our revenues are based primarily on the spread between the interest income we receive from the loans we fund for investment and the interest expense on the debt financing the loans, sale margins on our loans held for sale, the rate of prepayment of our mortgage loans held for investment, credit losses on our investment portfolio, and origination volumes. During periods of rising interest rates, we would generally increase the mortgage interest rates we charge on our loan originations, but we will also experience an increase in our costs of borrowing to finance the loans. If the rise in borrowing costs is greater than the coupon on new originations of loans held for investment, net interest income spread will be lower on new loans which replace older loans originated and financed at higher net interest income spreads in the portfolio that have prepaid. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable-rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two to three years of the loan, but increase prepayments at or near the reset date of the loan, when the coupon resets to a six-month LIBOR-based ARM reflecting the higher market rates. Decreases in prepayment speeds result in lower prepayment fee income, but offer other potential expense reduction in the form of a decrease in the rate of amortization of deferred origination costs and bond issuance costs, which are recorded as a reduction in yield. Descriptions of certain key components of our revenues are set forth below:

Interest Income—Loans Held for Investment

Interest income—loans held for investment represents the interest earned on our loans held for investment following the funding of the loans, and includes prepayment fee income collected when a borrower chooses to prepay before a contractual time period. Components of interest income include the gross interest received on our mortgage loans, less the amortization of net deferred direct origination costs. Interest income will be reduced by interest previously accrued on loans which are subsequently placed on non-accrual status. We place individual loans on non-accrual status when they are past-due 90 days or when, in the opinion of management, the collection of principal and interest is in doubt.

Interest Income—Loans Held for Sale

Interest income—loans held for sale represents the interest earned on our mortgage loans held for sale during the period from the date of funding to the date of sale.

Interest Expense—Loans Held for Investment

Interest expense—loans held for investment consists of the borrowing costs to finance our portfolio of loans held for investment following the funding of the loans, including both financing under our credit facilities, and our securitization debt. Interest expense includes credit line commitment fees, custodial charges, non-use fees and the amortization of original issue discount and bond issuance costs incurred on our securitization financings.

Interest Expense—Loans Held for Sale

Interest expense—loans held for sale consists of the borrowing costs to finance our mortgage loans during the period from the date of funding to the date of sale, including credit line commitment fees, custodial charges and non-use fees.

Provision for Loan Losses—Loans Held for Investment

Provision for loan losses—loans held for investment represents a charge for our estimate of probable losses inherent in our portfolio of non-conforming mortgage loans held for investment. See “Critical Accounting Policies—Allowance for Loan Losses—Loans Held for Investment.”

Gains on Sales of Mortgage Loans, Net

Gains on sales of mortgage loans, net, includes gross gain on sale of mortgage loans, reduced by the provision for losses on loans sold. Gross gain on sale is generated by selling loans for a premium. Gains on sales also includes any origination, underwriting, discount points and other funding fees received net of other direct origination costs originally capitalized when a loan closes, which are deferred and recognized when the loan is sold. Direct origination costs include the direct costs associated with origination, such as commissions, direct salaries for funded loans, direct general and administrative costs and premiums paid to brokers for loans originated by the wholesale division, which are initially capitalized at loan funding and increase our basis in the loan. Gains on sale is reduced by loans sold at a discount, and the provision for losses related to our representation and warranty liabilities related to the sold loans, and for our obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan before a specified date. The provision is recorded when loans are sold and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the loan.

Other Income (Expense)—Portfolio Derivatives

Other income (expense)—portfolio derivatives, includes all cash settlements and any fair value gains or losses from any undesignated derivatives used to economically hedge the financing costs of our loans held for investment. The gain or loss is comprised of (i) the change in the periodic mark to market of the future value of the interest rate swaps and caps in effect as of period end, (ii) the net cash settlements from the swaps and caps in place during the reporting period, and (iii) any net cash gain or loss received if a derivative is terminated before maturity. We enter into interest rate swaps designed to stabilize the interest rates we pay on our variable rate warehouse and securitization financing debt during the period that our mortgage loans have a fixed interest rate, generally during the first two years of the mortgages’ lives. The interest rate swaps and cap are not designated as cash flow hedges in accordance with Statement No. 133 and, therefore, the change in the periodic mark to market value of the future value of the swaps, and any net cash received or paid at periodic swap settlement dates or if terminated before maturity, will be recorded to “Other income (expense)—portfolio derivatives.”

Expenses

The principal factors which lead to changes in our expenses are funding volumes, the number of production facilities we operate, our staffing required to support our origination platform, the balance of our investment portfolio incurring third-party servicing fee expense and the corporate overhead required to support a public company. As loan volumes increase, we generally would expect salaries and employee benefits expense to increase as well as variable loan related expenses. There are also increased costs related to compliance with the Sarbanes-Oxley Act of 2002, SEC and investor reporting and audit and legal consulting fees. We also expect expenses to increase as the final development phase of our new loan origination software system is completed, which is expected in the second and third quarters of 2006, and thereafter, as the capitalized development costs for the final phase begin to be amortized. Descriptions of certain key components of our total expenses are set forth below.

Salaries and Employee Benefits

Salaries and employee benefits include salaries, benefits and payroll taxes that have not been designated as direct costs of loan origination, including salaries for managers, administrative positions, corporate personnel and the component of salaries that is deemed to reflect the cost associated with processing applications for loans that are not ultimately funded. Salaries expense includes the fair market value of all equity compensation grants including stock options, restricted shares, and performance shares. Salaries are relatively fixed at any point based on our existing staffing levels, which correlate to the current level of loan origination volume and our estimate of future loan origination volume. Benefits include the costs of our self-insurance employee health plan, net of employee contributions, 401k matching contribution, and may fluctuate based upon the actual medical costs incurred by our personnel and the level of employee participation in these plans.

General and Administration Expenses

General and administration expenses consist primarily of costs relating to marketing, quality control, equipment maintenance, delivery and postage, telephone, audit and legal and travel expenses. Variable loan costs such as due diligence fees paid to third parties and appraisal reviews are also included.

Servicing Fees

Servicing fees include the third party servicing expense relating to our portfolio of loans held for investment. Because we do not currently have the servicing capabilities required for a large mortgage portfolio, we presently contract with an experienced servicer of non-conforming loans to “sub-service” our loans for us.

Income Tax (Expense) Benefit

For the years ended December 31, 2005 and 2004, income tax expense represents the federal and state tax on the pre-tax earnings of FMC, our taxable REIT subsidiary, adjusted for changes in the deferred tax asset related to various timing differences in the recognition of tax expense related to FMC’s loans sold and held for sale, including a deferred tax asset related to inter-company loan sales in 2003 and 2005. The income tax benefit for the year ended December 31, 2003 primarily reflects changes in our deferred tax asset resulting from changes in tax status in 2003.

For purposes of determining taxable income of each entity, transactions between the REIT and FMC, including inter-company borrowings, and fees charged by FMC to originate loans to be funded by the REIT, are structured as arms-length transactions with market pricing. Income tax expense related to gain recognized by FMC on inter-company loan sales, wherein the loans remain on the consolidated statement of condition, is deferred and recognized using the level yield method over the life of the related loans.

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

Securitizations

We must comply with the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (Statement No. 140) relating to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We account for our securitizations of mortgage loans as secured financings, and accordingly, we include the securitized mortgage loans on our books as mortgage loans held for investment. The loans are sold to a trust which is a wholly-owned special purpose entity for purposes of credit ratings; however, because the securitizations are designed as secured financings, they are designed not to meet the qualifying special purpose entity criteria of Statement No. 140.

Allowance for Loan Losses—Loans Held for Investment

Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan principal losses, based on our estimates of the losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimates required and potential for imprecision.  Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed. Because we have limited historical loss data on our past originations, all of which were sold servicing-released prior to October 2003, we currently utilize industry loss assumptions for loans similar in credit, loan size and product type. These assumptions result in an estimate that approximately 21% of loans that are delinquent 30+ days ultimately will default and experience an average principal balance loss of 35%. These underlying assumptions and estimates are continually evaluated and updated to reflect management’s current assessment of the value of the underlying collateral, our limited actual historical loss experience from the third quarter of 2003 through the current period, and other relevant factors impacting portfolio credit quality and inherent losses. Provision for losses is charged to our consolidated statements of operations as a reduction in net interest income. Losses incurred on mortgage loans held for investment are charged to the allowance at the earlier of the time of liquidation or at the time the loan is transferred to real estate owned. Subsequent losses at property disposal are recorded to gain (loss) on disposal of real estate owned, which is a component of “Fees and other income” on our consolidated statements of operation.

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

The following table presents the impact on our allowance for loan loss if the assumptions utilized in our model had been varied as follows (in thousands):

As of December 31, 2005	Change in Allowance for Loan Losses
Allowance for loan losses—loans held for investment	$44,122
Foreclosure rate after initial default:
Increase in foreclosure rate estimate of 10%	12,185
Increase in foreclosure rate estimate of 20%	30,864
Decrease in foreclosure rate estimate of 10%	(6,600)
Decrease in foreclosure rate estimate of 20%	(11,711)
Loss severity rate:
Increase in loss severity rate estimate of 10%	4,412
Increase in loss severity rate estimate of 20%	8,824
Decrease in loss severity rate estimate of 10%	(4,412)
Decrease in loss severity rate estimate of 20%	(8,824)
Change in both foreclosure rate and loss severity rate:
Increase in foreclosure and loss severity rate estimate of 10%	17,816
Increase in foreclosure and loss severity rate estimate of 20%	45,861
Decrease in foreclosure and loss severity rate estimate of 10%	(10,353)
Decrease in foreclosure and loss severity rate estimate of 20%	(18,193)

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

We have sought to partially offset the impact to our net interest income of faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two years after origination of a loan. As of December 31, 2005, approximately 86.0% of our mortgage loan portfolio had prepayment fee features. We anticipate that prepayment rates on our portfolio will increase as these predominately adjustable-rate loans reach their initial adjustments, typically 24 months after funding the loans, which began in 2005. The varying prepayment rate, referred to on an annualized basis as the constant prepayment rate, or CPR, will be reforecast each quarter to project cash flows based upon historical industry data for similar loan products in the context of the current markets and our actual history to date. The forward-looking expected CPR used in our current assumptions averages 30 CPR during the first 12 months, averages 44 CPR through month 21, and increases to an average of 67 CPR during the months on and around the reset date, declining to an average 44 CPR thereafter. If prepayment speeds increase, our net interest margin would decrease due to the additional cost amortization, which may be partially offset by an increase in prepayment fee income.

The following table presents the effects on our net interest income related to changes in our deferred origination cost amortization and deferred issuance cost amortization for the year ended December 31, 2005 under various prepayment rate scenarios. Actual prepayment fee income is recorded as cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment fee income that would partially offset the effects shown in the table below (in thousands).

Year Ended December 31, 2005	Change in Net Interest Income
Net interest income	$166,295
Constant prepayment rate*:	32
Increase in CPR estimate of 10%	$(2,985)
Increase in CPR estimate of 20%	(5,343)
Decrease in CPR estimate of 10%	2,868
Decrease in CPR estimate of 20%.	5,728

*                    The constant prepayment rate, or CPR, is a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

Economic Hedges

The economic hedging of our interest rate risk related to our loans held for sale is a critical aspect of our business because of its interest rate sensitivity and the difficulty in estimating which interest rate locks will convert to closed loans as interest rates fluctuate. We use various financial instruments to economically hedge our exposure to changes in interest rates. The financial instruments typically include mandatory delivery forward sale contracts of mortgage-backed securities, mandatory and best efforts whole-loan sale agreements and treasury note forward sales contracts. These financial instruments are intended to mitigate the interest rate risk inherent in providing interest rate lock commitments to prospective borrowers to finance one-to-four family homes and to economically hedge the value of our loans held for sale prior to entering fixed price sale contracts.

The interest rate locks for conforming loans and the mandatory forward sales, which are typically used to economically hedge the interest rate risk associated with these locks, are undesignated derivatives and are marked to market through earnings. For interest rate lock commitments related to conforming loans, mark to market adjustments are recorded from inception of the interest rate lock through the funding date of the underlying loan. The funded loans have not been designated by us as a qualifying hedged asset in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133). We record the funded loans on the consolidated statements of condition at the lower of cost or market value. The mandatory forward sales, which generally serve as an effective economic hedge from the inception of the interest rate lock through the time of the sale of the loans, remain subject to mark to market adjustments beyond the time the loan funds, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment. The non-cash mark to market valuations of both our interest rate lock commitments and derivative instruments is reported as a component of gains on sales of mortgage loans, net.

The interest rate lock commitments associated with non-conforming loans held for sale and the treasury note forward sales contracts typically used to economically hedge the interest rate risk associated with these locks are also derivatives and are marked to market through earnings. Similar to the conforming loans, the funded non-conforming loans have not been designated as a qualifying hedged asset in accordance with Statement No. 133, and accordingly, we record them at the lower of cost or market value on the consolidated statements of condition. The treasury note forward sales contracts, which do serve as an effective economic hedge prior to the sale of some of our non-conforming loans, remain subject to mark to market adjustments beyond the time the loans fund, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment.

Relative to our loans held for investment, we economically hedge the effect of interest rate changes on our cash flows as a result of changes in the benchmark interest rate, in this case, LIBOR, on which our interest payments on warehouse financing and securitization financing are based. These derivatives are not classified as cash flow hedges under Statement No. 133. We enter into interest rate swap agreements to economically hedge the financing on mortgage loans held for investment. The change in fair value of the derivative during the hedge period is reported as a component of “Other income (expense)—portfolio derivatives.” The periodic net cash settlements and any gain or loss on terminated swaps are also reported as a component of “Other income (expense)—portfolio derivatives.” We also entered into an interest rate cap agreement to economically hedge interest rate changes relative to our first securitization in the fourth quarter of 2003. The cap was not designated as a cash flow hedge instrument, and as such, realized and unrealized changes in its fair value are recognized as a component of “Other income (expense)—portfolio derivatives” during the period in which the changes occur.

Changes in interest rates during a reporting period will affect the mark to market valuations on our undesignated derivatives. Increases in short-term interest rates will result in a non-cash credit being recognized in our consolidated statements of operations, while decreases in short-term rates will result in a non-cash charge being recognized in our consolidated statements of operations.

The following table presents the effects on mark to market of our undesignated derivatives economically hedging the financing costs associated with our loans held for investment as of December 31, 2005, under various LIBOR rate scenarios which assume a parallel shift in the curve (in thousands):

As of December 31, 2005	Change in Fair Value of Interest Rate Swaps
Fair value of interest rate swaps	$35,052
Fair value of loan commitments and derivatives hedging loans held for sale	(741)
Fair value of derivative instruments	$34,311
Parallel increase in LIBOR curve of 50 basis points	$21,978
Parallel increase in LIBOR curve of 100 basis points	43,957
Parallel decrease in LIBOR curve of 50 basis points	(21,978)
Parallel decrease in LIBOR curve of 100 basis points	(43,957)

Stock-Based Compensation

We  have adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (Statement No. 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement No. 123). Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of our common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black-Scholes option pricing model. Due to the subjective nature and estimates required under Statement No. 123, we consider this a critical accounting policy.

Reserve for Losses—Loans Sold

We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the initial payments following the sale of the loan. The reserve, which is recorded as a liability on our consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We forecast future losses on current sales based on our analysis of our actual historical losses, stratified by type of loss, type of loan, lien position, collateral location, and year of sale. This analysis takes into consideration historical information regarding frequency and severity of losses and compares economic and real estate market trends which may have affected historical losses, and the potential impact of these trends to losses on current loans sold. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and rate, borrower prepayment fee, if any, and estimates of future interest rate volatility. If the actual loss trend on loans sold varies compared to the loss provision previously forecast, an adjustment to the provision expense will be recorded as a change in estimate.

Results of Operations

Year Ended December 31, 2005 Compared to Years Ended December 31, 2004 and 2003

Net Income

Net income increased 56.3%, or $35.8 million, to $99.4 million, for the year ended December 31, 2005, from $63.6 million for the year ended December 31, 2004. The increase was primarily the result of a $24.7 million increase in “Other income (expense)—portfolio derivatives,” which includes a $36.2 million increase in the net cash settlements from the swaps and cap economically hedging the credit and securitization financing of our loans held for investment, net of a $11.5 million decrease to $9.0 million in 2005 from $20.5 million in 2004, in the non-cash mark to market valuation gain on interest rate swaps and caps in effect during those periods. Our interest rate swaps and cap are not designated as cash flow hedges under Statement No. 133 and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and cap is reported in current period earnings. Gain on sale of mortgage loans also increased $14.0 million in 2005 compared to 2004, primarily due to an increase in year over year sales volume.

The $12.1 million, or 23.4% increase in net income from 2003 to 2004 was primarily the result of increased net interest income on our loans held for investment reflecting the growth in our portfolio balance. Our average balance of loans held for investment was $3.1 billion in 2004 as compared to $0.3 billion in 2003. This increase was offset by lower gains on sales of mortgage loans, net, in 2004 as compared to 2003 as we continued in 2004 to implement our new business strategy of retaining a significant portion of our non-conforming fundings for investment, rather than sell 100% of our loans for current period cash gains prior to the third quarter of 2003.

Revenues

Net Interest Income after Provision for Loan Losses

The following are the components of net interest income after provision for loan losses for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest income:
Coupon interest income on loans held for investment	$337,045	207,138	18,355
Coupon interest income on loans held for sale	38,254	25,316	49,118
Amortization of deferred origination costs	(25,515)	(12,710)	(606)
Prepayment fees	32,991	12,032	—
Total interest income	382,775	231,776	66,867
Interest expense:
Financing interest expense on loans held for investment*	187,727	63,941	4,800
Financing interest expense on loans held for sale	17,792	5,498	17,424
Amortization of deferred bond issuance costs and issue discount	10,961	5,098	337
Subordinated revolving line of credit	—	—	510
Total interest expense	216,480	74,537	23,071
Net interest income	166,295	157,239	43,796
Provision for loan losses—loans held for investment	30,065	21,556	2,078
Net interest income after provision for loan losses	$136,230	135,683	41,718

*                    does not include the effect of the interest rate swap and cap agreements which economically hedge our portfolio financing costs.

The following table presents the average balances for our loans held for investment and loans held for sale and our warehouse and securitization financing, with the corresponding annualized yields for the years ended December 31, 2005, 2004, and 2003 (in thousands).

	Year Ended December 31,
	2005	2004	2003
Average balances:
Mortgage loans held for investment	$4,971,731	3,072,684	266,558
Securitization financing—loans held for investment	4,364,266	2,251,980	115,822
Warehouse financing—loans held for investment	482,024	616,181	102,548
Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	6.69%	6.63%	6.79%
Amortization of deferred origination costs	(0.51)%	(0.41)%	(0.22)%
Prepayment fees	0.65%	0.39%	0.00%
Yield on loans held for investment(1)	6.83%	6.61%	6.57%
Interest expense securitization financing	3.77%	2.04%	1.77%
Interest expense warehouse financing	4.31%	2.74%	2.62%
Amortization—deferred bond issuance costs and issue discount	0.25%	0.22%	0.29%
Cost of financing for loans held for investment(2)	4.04%	2.37%	2.32%
Net yield on loans held for investment(3)	2.89%	4.40%	4.67%
Provision for loan losses as % of average loan balance	(0.60)%	(0.69)%	(0.77)%
Net yield on loans held for investment after provision for loan losses	2.29%	3.71%	3.90%
Average balances:
Mortgage loans held for sale	$550,762	347,513	695,890
Warehouse financing—loans held for sale	394,167	204,464	619,795
Yield analysis—loans held for sale:
Yield on loans held for sale(1)	6.85%	7.17%	6.96%
Cost of financing for loans held for sale(2)	4.45%	2.64%	2.77%
Net yield on loans held for sale(3)	3.66%	5.61%	4.49%
Combined yield—net interest income after provision for loan losses, loans held for investment and held for sale	2.43%	3.90%	4.28%

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

Net Interest Income After Provision for Loan Losses Earned on Loans Held for Investment

In 2005, the $138.1 million increase in interest income on loans held for investment earned by the $1.9 billion higher average portfolio balance in 2005 compared to 2004, was largely offset by a $129.6 million increase in interest expense on loans held for investment, as the one-month LIBOR interest rate index used to determine our portfolio debt financing costs, rose to an average of 3.46% in 2005 compared to an average of 1.54% in 2004. Interest expense related to both warehouse and securitization financing rose year over year in 2005 and is expected to continue to increase in 2006 both notionally and as a percentage cost of financing due to the prepayment of older loans financed with lower-rate debt, compared to new mortgage fundings financed with higher cost debt. We expect net interest income before loan loss provision to remain flat in 2006, as incremental net interest income earned on an estimated $0.6 billion increase in the average portfolio loan balance in 2006 is offset by the narrower margins on new originations, compared to the wider spreads on 2003 and 2004 loans expected to prepay in 2006. Margins available on new loans are expected to continue to be narrower in 2006, as forecasted financing rate increases are not expected to be wholly offset by mortgage coupon rate increases of the same magnitude due to market competition for new originations.

The $166.3 million net interest income before provision for loan losses earned in 2005 does not include the $24.5 million of net cash settlements received in 2005 under the terms of the swap and cap agreements used to economically hedge the financing costs of our loans held for investment. The regular monthly swap and cap settlement amounts, plus any cash paid or received at termination of the agreements prior to maturity, are included in the line item “Other income (expense)—portfolio derivatives.”

The increase in the interest income yield on loans held for investment to 6.83% in 2005 from 6.61% in 2004 includes a rise in prepayment fee income, as the average CPR on our investment portfolio increased to 37 in 2005 from 26 in 2004. The increase in prepayment fee income was partially offset by increased amortization of deferred origination costs and increased amortization of bond issuance costs related to the faster prepayment speeds of our 2/28 hybrid mortgage loans during the period in which the prepayment fee obligation expires and the loan note rate resets from fixed to adjustable.

Provision for loan losses increased in 2005 compared to 2004, due to the increase in delinquent loans as the portfolio continued to mature. The increase in the provision for loan losses was lower than our previous expectations due to fewer delinquent loans and lower losses. Our delinquent loans were lower than historical levels due to faster portfolio prepayment speeds and our charge-offs were lower than historical levels due to strong  home price appreciation in 2003, 2004 and 2005. We expect the provision for loan losses will continue to rise in 2006, due to (i) higher amounts of delinquent loans due to slower prepayment speeds, (ii) normalized losses on foreclosure due to flattening home price appreciation and (iii) higher levels of delinquencies due to the increases in borrowers’ payment on approximately 28% of our loan as the loans reach their rate ARM rebate reset period from fixed to adjustable in 2006.

The increase in our net interest income after provision for loan losses from 2003 to 2004 was primarily attributable to the increase in interest income earned on our growing portfolio of loans held for investment, partially offset by the increased interest costs on the higher securitization debt financing of the portfolio, as interest rates rose throughout 2004. Prepayment fee income collected in 2004 was substantially offset by the amortization of deferred origination costs and the amortization of bond issuance costs on the loans. In 2004, the net interest income after provision for loan losses did not include the $11.7 million of net cash settlements paid in 2004 under the terms of the swap and cap agreements used to economically hedge the financing costs of our loans held for investment. The provision for loan losses increased in 2004, consistent with expectations, due to the growth of the portfolio and the continued seasoning of the loans.

Net Interest Income Earned on Loans Held for Sale

Net interest income earned on loans held for sale includes the net interest spread on all of our conforming loan originations that are all held for sale, and the portion of our non-conforming originations that are not held for investment. This amount was relatively flat in 2005 compared to 2004, as the increase in the 2005 average balance of loans held for sale was substantially offset by the decline in net interest income yield from 5.61% in 2004 to 3.66% in 2005. The decline in yield reflects the rise in financing costs tied to LIBOR-based indexes, while coupon rates on new originations declined, due to borrowers choosing lower rate ARM mortgages during this period of rising market rates. The 2004 decrease compared to 2003 was primarily due to a 50% decline in the average balance of mortgage loans held for sale in 2004 versus the prior year, combined with narrowing net interest margin spreads on new production during 2004, as interest rates rose throughout the year. In 2006, we expect a decline in net interest income on loans held for sale due to the discontinuance in the first quarter 2006 of our conforming retail and wholesale segments, which will result in a lower average balance of earning assets held for sale in 2006. See discussion entitled “Subsequent Event Related to our Conforming Segments” on page 87.

Gains on Sales of Mortgage Loans, net

Total Loan Sales

The components of the gains on sale of mortgage loans, net are illustrated in the following table for the years ended December 31, 2005, 2004, and 2003 (in millions)*:

	Year Ended December 31,
	2005	% of Sales Volume	2004	% of Sales Volume	2003	% of Sales Volume
Gross premiums—whole loan sales, net of derivative gains or losses	$109.0	2.50%	$90.1	2.57%	$194.4	3.05%
Loan fees collected(1)	22.5	0.52%	21.0	0.60%	41.0	0.64%
Premiums paid(2)	(32.5)	(0.75)%	(25.6)	(0.73)%	(47.1)	(0.74)%
Subtotal	99.0	2.27%	85.5	2.44%	188.3	2.95%
Provision for losses—loans sold	(5.4)	(0.13)%	(9.4)	(0.27)%	(26.2)	(0.41)%
Direct origination costs(3)	(27.4)	(0.62)%	(24.0)	(0.68)%	(44.2)	(0.69)%
Gains on sales of mortgage loans, net	$66.2	1.52%	$52.1	1.49%	$117.9	1.85%
Loan sales volume	$4,355.6		$3,499.8		$6,362.5

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

The 26.9% increase in gains on sales of mortgage loans, net, for the year ended December 31, 2005 compared to the same period in 2004, is due primarily to the 24.5% increase in sales volume year over year. The 55.8% decrease in gains on sale of mortgage loans, net, for the year ended December 31, 2004 compared to 2003 is primarily due to a 45.0% decrease in sales volume in 2004, as we accumulated non-conforming loans held for investment, compared to our strategy prior to the third quarter of 2003 in which we sold 100% of our loans.

Non-Conforming Loan Sales

The components of the total gains on sales of mortgage loans, net, related to non-conforming loan sales are illustrated in the following table for the years ended December 31, 2005, 2004, and 2003 (in millions):

	Year Ended December 31,
	2005	% of Sales Volume	2004	% of Sales Volume	2003	% of Sales Volume
Gross premiums—whole loan sales, net of derivative gains or losses	$82.4	2.83%	$65.5	2.95%	$148.1	3.71%
Loan fees collected(1)	17.1	0.58%	15.0	0.67%	31.4	0.79%
Premiums paid(2)	(15.8)	(0.54)%	(12.4)	(0.55)%	(26.9)	(0.68)%
Subtotal	83.7	2.87%	68.1	3.07%	152.6	3.82%
Provision for losses—loans sold	(3.8)	(0.13)%	(8.1)	(0.36)%	(22.8)	(0.57)%
Direct origination costs(3)	(20.8)	(0.71)%	(16.9)	(0.76)%	(28.9)	(0.72)%
Gains on sales of mortgage loans, net	$59.1	2.03%	$43.1	1.95%	$100.9	2.53%
Loan sales volume	$2,913.9		$2,220.6		$3,989.7

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

The increase in gains on sales of non-conforming mortgage loans, net, for the year ended December 31, 2005 compared to 2004, is due to the increase in 2005 sales volume combined with a lower provision for losses. In 2005, the provision reflects a change in the loss forecast estimate for prior years’ loan sales. Our periodic review of historical loss trends determined that the actual loss experience to date on 2002 through 2004 loan sales was lower than our previous estimates due primarily to the lower rate of foreclosures and losses as a result of those years’ significant home value appreciation, especially in the state of California which represents almost one-half of our sold loans, combined with more rapid prepayment speeds in the non-conforming ARM marketplace. We expect the provision in 2006 will more closely reflect the 2004 expense level.

Period-over-period gross premiums on whole loan sales, net of derivative gains or losses, decreased 0.12% as narrower interest margin spreads resulted in lower sale margins. We expect gross sale premiums to continue to decline in 2006 as the industry responds to increased competition in a shrinking mortgage market by offering coupon rates on new originations which are not increasing at the same rate as the increase in the cost of financing the loans.

In April 2005, management determined that the forecasted rate of return on approximately $640 million of loans held for investment but not yet securitized would not meet our minimum return levels for investment of capital, and transferred these loans from held for investment to held for sale. Once classified as held for sale, FMC purchased these loans from the REIT at the fair value of the loans on the transfer date as determined by current market conditions and recent loan sale commitments. FMC subsequently included the loans purchased from the REIT in a whole loan sale of approximately $1.0 billion of non-conforming mortgage loans to a third-party in the second quarter of 2005. The inter-company gain on sale between the REIT and FMC was eliminated in our consolidated financial statements; however, FMC recorded approximately $5.0 million of taxable income, which includes the difference between the purchase price of the loans purchased from the REIT and the subsequent sale by FMC to a third-party purchaser.

Our gross gain on sale margin on loans sold, net of derivative gains or losses, in 2004 decreased to 2.95% from 3.71% in 2003, reflecting the generally lower market sale margins in 2004 compared to 2003, and the changing mix of loan products sold. As we continued to accumulate the majority of our adjustable non-conforming loan product to be held for investment, we sold all of our second lien loans and the majority of our fixed rate product, which typically earn lower sale premiums.

We sold approximately $14.3 million of loans with documentation deficiencies or delinquency histories for less than standard sale premiums in 2005 at a discount of approximately 3%, and maintained a $1.1 million valuation allowance on $5.2 million of unsaleable loans as of December 31, 2005.

Conforming Loan Sales

The components of the total gains on sales of mortgage loans, net, related to conforming loan sales are illustrated in the following table for the years ended December 31, 2005, 2004, and 2003 (in millions):

	Year Ended December 31,
	2005	% of Sales Volume	2004	% of Sales Volume	2003	% of Sales Volume
Gross premiums—whole loan sales, net of derivative gains or losses	$26.6	1.84%	$24.6	1.92%	$46.3	1.96%
Loan fees collected(1)	5.4	0.38%	6.0	0.47%	9.6	0.40%
Premiums paid(2)	(16.7)	(1.16)%	(13.2)	(1.03)%	(20.2)	(0.85)%
Subtotal	15.3	1.06%	17.4	1.36%	35.7	1.51%
Provision for losses—loans sold	(1.6)	(0.11)%	(1.3)	(0.10)%	(3.4)	(0.14)%
Direct origination costs(3)	(6.6)	(0.45)%	(7.1)	(0.56)%	(15.3)	(0.65)%
Gains on sales of mortgage loans, net	$7.1	0.50%	$9.0	0.70%	$17.0	0.72%
Loan sales volume	$1,441.7		$1,279.2		$2,372.8

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

Gains on sales of conforming mortgage loans, net, decreased for the year ended December 31, 2005 compared to the same period in 2004, despite an increase in sales volume. The decrease reflects lower premiums received and a higher basis in the loans sold due to a decrease in loan fees collected and an increase in premiums paid to brokers, caused by a shrinking refinance market and increased competition overall. In 2006, we expect minimal gains on sales of conforming mortgage loans due to the first quarter 2006 discontinuance of the conforming retail and wholesale segments. See discussion entitled “Subsequent Event Related to our Conforming Segments” on page 87.

The 47.1% decrease in gain on sale for the year ended December 31, 2004 compared to 2003 was primarily due to the 46.1% decrease in sales volume, as conforming fundings declined in 2004, reflecting a shrinking refinance market due to rising interest rates.

Other Income (Expense)—Portfolio Derivatives

We use interest rate swap and cap agreements to create economic hedges of the variable rate debt financing of our portfolio of non-conforming mortgages held for investment. Changes in the fair value of these agreements, which reflect the potential future cash settlements over the remaining lives of the agreements according to the market’s changing projections of interest rates, are recognized in the line item “Other income (expense)—portfolio derivatives” in the consolidated statements of operations. This single line item includes both the actual cash settlements related to the agreements that occurred during the period and recognition of the non-cash changes in the fair value of the agreements over the period. The cash settlements include regular monthly payments or receipts under the terms of the swap agreements and cash paid or received to terminate the agreements prior to maturity. We did not enter into any interest rate swap and cap agreements prior to the fourth quarter of 2003. The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Non-cash changes in fair value	$8,999	20,512	(3,398)
Net cash settlements on existing derivatives	17,832	(10,739)	—
Net cash settlements received (paid) to terminate derivatives prior to final maturity	6,638	(984)	—
Other income (expense)—portfolio derivatives	$33,469	8,789	(3,398)

Our portfolio derivatives allow us to “lock-in” the expected financing costs of our investment portfolio over a future contractual time period. At December 31, 2005, 2004 and 2003, the notional balance of our interest rate swaps was $5.0 billion, $3.7 billion and $0.4 billion, respectively.

The following table recaps the 2 Year Swap rate as of the following quarter end dates:

	2004				2005
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
2 Year Swap Rate	1.88%	3.09%	2.94%	3.45%	4.19%	3.98%	4.57%	4.85%

Source:  Bloomberg L.P.

The following table summarizes the average notional balance and the future weighted average fixed payment interest rate of our interest rate swaps and cap in effect as of December 31, 2005, for the years ending December 31, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2006		2007
	Average Notional Balance	Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$3,310,337	3.80%	$1,066,627	4.45%

Other income (expense)—portfolio derivatives will vary as movements in the LIBOR interest rate occur throughout the period. Generally, rising interest rates will increase the fair value of our derivatives and our net cash settlements on existing derivatives. We cannot predict the net effect of interest rate volatility in future periods to our other income (expense)—portfolio derivatives.

Expenses

The following is a summary of total expenses and the percentage change from the prior period, and the provisions for income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Salaries and employee benefits	$81,015	81,915	84,227
Occupancy	7,671	7,083	5,078
Depreciation and amortization	3,544	2,760	1,570
Servicing fees	8,718	6,499	213
General and administration	33,424	32,546	23,086
Total expenses	$134,372	130,803	114,174
Percentage change from prior period	2.7%	14.6%	90.1%
Income tax expense (benefit)	$3,509	5,934	(6,327)

Total Expenses.   Total expenses increased during 2005 compared to 2004 primarily due to higher servicing expense attributable to our growing portfolio of loans held for investment, and increased amortization of the portion of our new loan origination software put into service in 2005. We expect total expenses to increase in 2006 primarily due to the addition of personnel to maintain loan origination volume, to maintain our market share of loan originations in light of industry expectations of a reduction in over-all mortgage originations in 2006, as well as additional personnel and costs to support initiatives related to information technology improvements. The increase in total expenses from 2003 to 2004 is primarily due to the increased expense of the personnel, facilities and retail marketing initiatives in place in 2004 to originate the higher volumes of non-conforming loans that we achieved in 2004. The increase also is attributable to additional expenses related to our growing portfolio of loans held for investment, including third-party servicing fees, increased accounting and legal fees related to our new REIT tax status and expenses associated with becoming a publicly held company.

We have partially replaced our two non-integrated conforming and non-conforming origination software systems with a single, integrated system to serve as both the conforming and non-conforming origination and funding support system, and upgraded “Fieldscore,” our pre-approval and credit gathering engine. The project involves purchasing, developing, installing, training and supporting the new system. The “Fieldscore” upgrade was complete as of December 31, 2004, the conforming conversion placed in use in the third quarter of 2005, and we anticipate the non-conforming component will be fully implemented in the second and third quarters of 2006. We have capitalized $5.4 million to date for hardware and software development, and expensed approximately $1.3 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively, in maintenance contracts and depreciation for the hardware and in-use portion of the internally-developed software. We expect maintenance and depreciation expense to increase in 2006 as we complete development of the software and place the system fully into service.

Salaries and Employee Benefits.   The decrease in salaries and employee benefits in 2005 compared to 2004 is primarily due to a $2.7 decrease in incentive compensation paid to senior production and corporate management offset by a $1.8 million increase in salaries, primarily in the areas of systems, legal and internal audit. We expect salaries and employee benefits, net of deferred direct origination costs, to increase in 2006 primarily due to the additional account executives and loan officers required to support loan origination volume, and additional information technology personnel to support planned enhancements in access and security controls. The number of full-time employees increased 6.6% to 1,320 as of December 31, 2005, from 1,238 as of December 31, 2004.

Salaries and employee benefits decreased from 2003 to 2004 due to the $16.2 million non-recurring change of control expense paid in 2003 relative to the 144A Offering, offset by $14.0 million in increased expenses associated with staffing increases in 2004 to support the increased non-conforming origination activity and our new status as a public company.

Servicing Fees.   Servicing fees paid to our third-party servicer of the loans in our portfolio increased for the years ended December 31, 2005 and 2004 compared to the prior year, due to the growth of the investment portfolio. No third party servicing fees were paid prior to the fourth quarter of 2003 as we had not implemented our investment portfolio business model. Currently, all of our loans held for investment are serviced by a third-party servicer effective with the first mortgage payment due after loan funding. We expect servicing fees to increase in 2006 relative to the expected increase in our loans held for investment portfolio.

General and Administration.   General and administration expenses were up slightly in 2005 compared to 2004 primarily due to increased costs associated with due diligence program enhancements, and additional audit and legal fees. These increases were partially offset by a reduction in marketing costs in the non-conforming retail division, as the division has restructured its sales initiatives. We expect general and administration expenses to increase in 2006 primarily due to the incremental maintenance and equipment costs associated with the full implementation of our new loan origination system.

General and administration expenses increased in 2004 from 2003 due to increased costs associated with retail marketing initiatives, quality control programs, audit, legal and insurance fees related to operation as a public company, maintenance and equipment costs associated with the development of a new loan origination system and the increased costs associated with higher non-conforming mortgage loan fundings.

Income Tax (Expense) Benefit.   We qualified to be taxed as a REIT, effective in the fourth quarter of 2003, and we elected to treat our loan origination and sale subsidiary, FMC, as a taxable REIT subsidiary (TRS). A TRS is a corporation that is permitted to engage in non-qualifying REIT activities. Taxable income of a TRS is subject to federal, state, and local income taxes. Income tax expense reflects the following effective tax rates:

	Years Ended December 31,
	2005	2004	2003
FMC pre-tax net income (in millions)	$9.6	$10.1	(*	)
Effective tax rate	37%	59%	(*	)

In the fourth quarter of 2003 and the second quarter of 2005, FMC sold non-conforming loans to FIC, for inclusion in our investment portfolio. While the intercompany gains on sale of loans were eliminated in the consolidated statement of operations, the portion of the income tax expense related to those loans which remained on the consolidated statements of condition at reporting period end was deferred and subsequently recognized as an increase to income tax expense over the life of the loans.

The higher effective rate in 2004 includes the amortization of a deferred tax asset established in 2003, related to the deferral of income tax expense on the gain on intercompany loans sold from FMC to the REIT in the fourth quarter of 2003. The effective tax rate in 2005 reflects a 35% federal rate and a 2% state tax rate, net of federal benefit, and includes $0.3 million of deferred tax amortization related to the deferral of income tax expense on the intercompany gain on loans sold from FMC to FIC in the second quarter of 2005 and the fourth quarter of 2003. The higher effective rate in 2004 includes $2.0 million of deferred tax amortization related to the 2003 intercompany sale. Based on the current geographic mix of business, the effective tax rate on FMC’s pretax earnings in 2006 is expected to approximate 39%, prior to the amortization of the deferred tax asset referenced above.

(*)  In 2003 our predecessor, FHC, elected Subchapter S status for income tax purposes. FHC revoked its Subchapter S election on November 13, 2003, prior to the initial closing of the 144A Offering. On November 14, 2003, we filed an election to treat FMC as a TRS. As a result of this filing, a deferred tax asset was established on November 14, 2003 to recognize the temporary differences between the book and tax basis of assets and liabilities of FMC, a TRS. The $6.3 million income tax benefit in 2003 includes a credit representing the net change in the deferred tax asset in 2003, partially offset by the income tax expense incurred by FMC in the fourth quarter of 2003, following its election to be a TRS through December 31, 2003. The 2003 income tax net benefit also includes a credit to the provision related to the establishment of a deferred tax asset related to the gain recorded by FMC on an intercompany sale of loans to the REIT in the fourth quarter of 2003, wherein the loans sold remained within the consolidated statement of condition. Income tax provision in 2004 and 2005 includes the amortization of a portion of this deferred tax asset.

Consolidated Statements of Condition at December 31, 2005 and 2004

Mortgage Loans Held for Investment

The following table summarizes the principal balance of our investment portfolio for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005	2004
Beginning principal balance	$4,735,063	1,319,123
Loan fundings	3,341,911	4,112,190
Payoffs and principal reductions	(1,981,866)	(690,037)
Transfers to mortgage loans held for sale, net	(530,830)	—
Transfers to real estate owned	(34,062)	(6,213)
Ending principal balance	5,530,216	4,735,063
Net deferred loan origination (fees)/costs	40,199	39,693
Ending balance loans held for investment	5,570,415	4,774,756
Allowance for loan losses	(44,122)	(22,648)
Ending balance loans held for investment, net	$5,526,293	4,752,108

During the year ended December 31, 2005, our portfolio of loans held for investment increased to $5.5 billion and generated $145.8 million of net interest income before provision for loan losses. A provision for loan losses of $30.1 million was recorded and $8.6 million of net charge-offs were incurred, resulting in an allowance for loan losses of $44.1 million as of December 31, 2005.

The increase in payoffs and principal reductions is consistent with expectations as the portfolio grows and seasons. Because we sold all of our loans prior to the third quarter of 2003, we do not have comprehensive performance data on our loans sold to investors relative to credit losses and prepayments. We estimate prepayment speeds based upon historical industry data for similar loan products and actual history to date, which are adjusted for current market assumptions regarding future economic conditions such as home price appreciation and interest rate forecasts. These assumptions for prepayment speeds indicate an average loan life of approximately twenty-three months. There can be no assurance that this industry data will be reflective of our actual results. During the third quarter of 2005, the 2/28 hybrid ARMs in our first securitization,  FMIC Series 2003-1, reached the expiration period of their prepayment fee obligation, and at the same time adjusted from a fixed note rate to an adjustable note rate indexed to six month LIBOR. Prepayment speeds for 2003-1 during the third quarter of 2005 averaged 87 CPR, a 23% increase over the forecasted reset period average CPR of 71. As a result of the higher than estimated increase in CPR rate, management revised its estimate of prepayment speeds during the reset period for the remainder of the portfolio, and recorded an adjustment during the third quarter of 2005 to net deferred loan origination (fees)/costs and debt issuance costs to reflect revised level yield amortization based upon actual and projected faster pay downs. Management will continue to monitor prepayment speeds of loans in our securitizations upon reaching the expiration period of prepayment fee obligation and adjustment to an adjustable-rate mortgage.

In the second quarter of 2005, we transferred loans held by the REIT to our TRS, FMC. The transfer of loans held for investment to mortgage loans held for sale, net in the second quarter of 2005 reflects management’s determination at that time that the projected return on assets and return on equity to be generated by approximately $640 million of loans held by the REIT and yet to be securitized had declined to levels below our targeted investment return. The projected decline in net interest margin was the result of an increase in the cost of financing at the beginning of the second quarter, which was not offset by an increase in the coupon rate on new loans required by originators. Due to the projected returns, management decided to transfer the loans from held for investment to loans held for sale. The non-securitized portfolio was not examined at loan level to select only the most attractive returning assets, but the entire non-securitized portion of the portfolio was transferred to held for sale, with the exception of delinquent loans. The loans transferred to held for sale were transferred from the REIT to FMC, and subsequent sales of these loans were made by FMC. Later in the second quarter, management determined that approximately $110 million of loans originated by FMC and held-for-sale met the company’s revised return-on-asset criteria for the REIT and were subsequently sold in an arms-length transaction from FMC to the REIT.

The transfer and subsequent sale of the $640 million of loans was due primarily to an unforeseen and significant business need, in circumstances where market conditions were evolving, is not expected to be a recurring event, and, therefore, the transfer and subsequent sale should not be treated as a “prohibited transaction” for purposes of Section 857(b)(6)(A) of the Internal Revenue Code. In May 2005, management implemented additional policies and procedures to ensure that the loans funded by the REIT will achieve our minimum portfolio rate of return threshold prior to the designation of loans as held for investment.

Allowance for Loan Losses—Loans Held for Investment

The following table summarizes the allowance for loan loss activity of our investment portfolio for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2005	2004
Beginning balance allowance for loan losses	$22,648	2,078
Provision	30,065	21,556
Charge-offs	(9,438)	(986)
Recoveries	847	—
Ending balance allowance for loan losses	$44,122	22,648
Ending principal balance, mortgage loans held for investment	$5,530,216	4,735,063
Ending allowance balance as % of ending principal balance	0.8%	0.5%

The delinquency status of our loans held for investment as of December 31, 2005 and December 31, 2004 was as follows (in thousands):

	December 31, 2005		December 31, 2004
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,925,656	89.1%	$4,424,418	93.4%
30 days past due	359,074	6.5%	230,787	4.9%
60 days past due	93,663	1.7%	38,713	0.8%
90+ days past due	65,810	1.2%	15,487	0.3%
In process of foreclosure	86,013	1.5%	25,658	0.6%
Total	$5,530,216	100.0%	$4,735,063	100.0%
Allowance for loan losses	$44,122		$22,648
Allowance for loan losses as a % of total delinquent loans (30+ days past due and loans in the process of foreclosure)	7.3%		7.3%

Delinquency, life to date loss experience and weighted average coupon of our loans held for investment by securitization pool as of December 31, 2005 and 2004 were as follows (in thousands):

	As of December 31, 2005
	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent(1)	% of Aggregate Realized Losses(2)	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$83,201	17%	17.1%	0.31%	8.79%	29
FMIT Series 2004-1	221,352	33%	9.1%	0.22%	8.48%	25
FMIT Series 2004-2	398,754	45%	7.0%	0.30%	6.83%	22
FMIT Series 2004-3	556,056	56%	6.9%	0.18%	6.46%	20
FMIT Series 2004-4	535,681	61%	7.5%	0.20%	6.97%	17
FMIT Series 2004-5	610,985	68%	6.7%	0.07%	6.80%	15
FMIT Series 2005-1	562,331	75%	4.9%	0.11%	6.92%	13
FMIT Series 2005-2	918,831	95%	3.0%	0.00%	7.14%	7
FMIT Series 2005-3	1,156,571	99%	0.7%	0.00%	7.34%	3
Total	5,043,762	65%	4.9%	0.14%		13
Loans held for investment-to be securitized	486,454	100%	0.1%	0.00%		1
Total loans held for investment	$5,530,216	67%	4.4%	0.13%	7.13%	12

	As of December 31, 2004
	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent(1)	% of Aggregate Realized Losses(2)	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$308,758	62%	3.4%	0.07%	6.95%	17
FMIT Series 2004-1	490,043	72%	3.2%	0.04%	6.86%	13
FMIT Series 2004-2	709,909	81%	3.3%	0.04%	6.79%	10
FMIT Series 2004-3	913,253	91%	1.6%	0.00%	6.49%	8
FMIT Series 2004-4	842,340	96%	1.3%	0.00%	7.03%	5
FMIT Series 2004-5	892,488	99%	0.5%	0.00%	6.84%	3
Total	4,156,791	86%	1.9%	0.02%	%	8
Loans held for investment-to be securitized	578,272	100%	0.2%	0.00%	%	1
Total loans held for investment	$4,735,063	87%	1.7%	0.02%	6.82%	7

(1)          Seriously delinquent is defined as a mortgage loan that is 60 plus days past due or in the process of foreclosure.

(2)          Realized losses include charge-offs to the allowance for loan losses—loans held for investment related to loan principal balances and do not include previously accrued but uncollected interest, which is reversed against current period interest income.

The increase in allowance for loan losses from $22.6 million as of December 31, 2004, to $44.1 million as of December 31, 2005 is consistent with management’s expectations and reflective of the portfolio growth and seasoning of the underlying loans. Due to the short time span from our initial securitization through December 31, 2005, we have limited actual loss experience on our investment portfolio. We currently estimate an average loss severity of 35%, not including past due interest which is reversed against current period interest income when the loan is placed on non-accrual status or deemed otherwise uncollectible.

At December 31, 2005, $245.5 million, or 4.4%, of loans held for investment were seriously delinquent (60+ days past due and loans in the process of foreclosure), compared to $79.9 million, or 1.7%, at December 31, 2004. This is consistent with industry expectations, as the portfolio grows and loans continue to season. According to Moody’s Investor Service Special Report dated February 17, 2006, the industry 60+ days delinquency on loan products with similar credit characteristics to our portfolio and a weighted average seasoning of 16.4 months was 6.84% in November 2004. Management anticipates that delinquencies will increase, but is unable to predict at this time whether the delinquencies will be higher or lower than this industry average.

Real Estate Owned

Real estate owned is a component of “Prepaid expenses and other assets” on the consolidated statements of condition and is reported at its estimated net realizable value. At the time a loan is foreclosed and the underlying collateral is transferred to real estate owned, any reduction in value from the loan’s previous carrying balance is charged to the allowance for loan losses—loans held for investment. We record gains and losses at disposal of the property to gain (loss) on disposal of real estate owned, a component of “Fees and other income” on the consolidated statements of operations. The following is a summary of real estate owned as of December 31, 2005 and 2004 (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Beginning balance real estate owned	$4,374	1,805
Plus: Transfers from mortgage loans held for sale	867	998
Transfers from mortgage loans held for investment	34,062	6,213
Less: Charge-offs	(7,634)	(1,438)
Real estate sold	(16,672)	(3,204)
Ending balance real estate owned *	$14,997	4,374

*                    Includes properties previously securing loans held for sale of $0.5 million and $0.3 million as of December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, we sold 159 real estate owned properties previously collateralizing loans held for investment with an average aggregate principal net charge-off of 26%, which includes the initial charge-off at transfer to real estate owned and subsequent decrease in net realizable value, if any, and the final gain or loss on disposal of the property. These disposals reflect a significant increase from our 2004 sale of eight real estate owned properties, further demonstrating the seasoning of our portfolio. At this time, we believe our 35% estimated average loss severity is supported by our limited disposal history from the portfolio, combined with the risk that loss severity may increase as the loans continue to season and economic factors may slow the increases in property values. We will continue to review our loss assumptions and update our estimates as required.

Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

The following tables provide a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Mortgage loans held for sale, net:
Non-conforming	$452,792	252,620
Conforming	141,477	104,430
Total mortgage loans held for sale, net	594,269	357,050
Warehouse financing—mortgage loans held for sale	$434,061	188,496
Percentage financed—mortgage loans held for sale	73%	53%

The increase in mortgage loans held for sale, net, at December 31, 2005 compared to December 31, 2004 primarily reflects the increased non-conforming loan origination volumes in the two months ended December 31, 2005 compared to the same period in 2004. We typically retain loans held for sale for approximately 60 days prior to investor purchase. In December 2005, management decided to re-schedule a loan sale of  $149 million worth of held-for-sale loans until the first quarter of 2006 to take advantage of a higher sales price.

At December 31, 2005, we had $5.2 million of loans deemed to be unsaleable at standard sale premiums compared to $6.6 million at December 31, 2004. We recorded a valuation allowance of $1.1 million and $1.9 million, as of December 31, 2005 and 2004, respectively, for these loans unsaleable at standard sale premiums.

Warehouse financing—loans held for sale increased as of December 31, 2005 compared to December 31, 2004 reflecting our increased level of mortgage loans held for sale at December 31, 2005. The percentage financed is a direct reflection of the use of equity offering proceeds to support the portfolio in 2005, which were otherwise used to pay down warehouse financing in 2004.

Trustee Receivable

Trustee receivable increased to $130.2 million at December 31, 2005, from $91.1 million at December 31, 2004. The increase reflects principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our nine securitized mortgage pools outstanding as of December 31, 2005, compared to six securitized pool outstanding as of December 31, 2004. Trustee receivable includes principal and interest prepayments received after the 15th day of the period end month from loans securitized in pools FMIT Series 2004-1 through  FMIT Series 2005-3, and prepayments received after the last day of the month prior to the period end month from loans in pool FMIC Series 2003-1. The trustee retains these funds until the following month’s disbursement date.

Derivative Assets and Derivative Liabilities

Derivative assets increased to $35.2 million at December 31, 2005, from $21.3 million at December 31, 2004. Derivative liabilities, included in “Accounts payable, accrued expenses and other liabilities” in the consolidated statements of condition, decreased to $0.9 million at December 31, 2005, from $1.2 million at December 31, 2004. The changes in derivative assets and liabilities primarily relates to the $9.0 million increase in the fair value of the interest rate swap and cap agreements over the period, reflecting an increase in the two year swap rate of 140 basis points as of December 31, 2005 compared to December 31, 2004.  Derivative assets as of December 31, 2005 also included $5.7 million paid in 2005 to buy-down the fixed rate of the swaps contributed to FMIT series 2005-2 and 2005-3 securitization trusts. The original swaps, which economically hedged the debt related to the loans in these pools, were entered into while the loans were financed by warehouse debt. We received $5.7 million, representing the current market value of the swaps, upon termination of the original swaps for purposes of reassigning a new swap into the securitization trust. These cash settlements, included in other income (expense)—portfolio derivatives in our consolidated statements of operations, were subsequently used to buy-down the rate of the replacement swaps,  in order to maintain the economic hedge at the lower rates of the terminated original swaps.

Securitization Financing

The following is a summary of the outstanding securitization financing by series as of December 31, 2005 and 2004 (in thousands):

		Balance as of December 31,
	Bonds Issued	2005	2004
FMIT Series 2005-3	$1,094,246	1,089,820	—
FMIT Series 2005-2	911,081	872,455	—
FMIT Series 2005-1	728,625	555,650	—
FMIT Series 2004-5	863,550	595,481	861,403
FMIT Series 2004-4	845,283	518,283	816,527
FMIT Series 2004-3	949,000	523,296	879,659
FMIT Series 2004-2	843,920	377,500	692,854
FMIT Series 2004-1	652,944	233,977	484,025
FMIC Series 2003-1	488,923	83,308	316,817
	7,377,572	4,849,770	4,051,285
Unamortized bond discount	(1,130)	(74)	(499)
Subtotal securitization bond financing	7,376,442	4,849,696	4,050,786
Liquid Funding repurchase facility	—	86,079	—
Lehman Brothers repurchase facility	—	62,845	—
Total securitization financing	$7,376,442	4,998,620	4,050,786

During the years ended December 31, 2005 and 2004, we issued $2.7 billion and $4.2 billion, respectively, of mortgage-backed bonds through securitization trusts to finance our portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgage loans for each pool falls below 20% of the original principal balance, with the exception of FMIC Series 2003-1, which may be repaid when the principal balance falls below 10% of the original collateralized amount. As of December 31, 2005, approximately 17% of the original principal balance of underlying mortgage loans collateralizing FMIC Series 2003-1 remained. The repayment of the bonds is secured by pledging mortgage loans to the trust.

As of December 31, 2005 and 2004, the outstanding bonds were over-collateralized by $189.8 million and $194.8 million, respectively. The collateral includes mortgage loans and trustee receivables. We enter into interest rate swap or cap agreements to economically hedge the bond costs and protect against rising interest rates.

On October 11, 2005, Fieldstone Mortgage Ownership Corp. (FMOC) entered into a master repurchase agreement with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc. Under the repurchase facility, FMOC may borrow up to an aggregate amount of $200 million from Liquid Funding by pledging a portfolio of non-prime mortgage-backed securities (Retained Securities) which are among the securities that we retain in our securitizations. The facility is scheduled to remain open indefinitely, but may be terminated by either party at any time upon proper notice,  and bears interest at an annual rate of LIBOR plus an additional percentage. As of December 31, 2005, $86.1 million of borrowings are outstanding under the agreement.

On October 21, 2005, FMOC entered into a master repurchase agreement with Lehman Brothers Inc. and Lehman Brothers Commercial Paper Inc. (together Lehman Brothers). Under the repurchase facility FMOC may borrow up to an aggregate amount of $200 million from Lehman Brothers by pledging Retained Securities. The facility is scheduled to remain open indefinitely, but may be terminated by either party at any time upon proper notice, and bears interest at an annual rate of LIBOR plus an additional percentage. As of December 31, 2005, $62.8 million of borrowings are outstanding under the agreement.

Total Shareholders’ Equity

Total shareholders’ equity decreased to $526.6 million at December 31, 2005, from $528.1 million at December 31, 2004. The change in shareholders’ equity primarily reflects 2005 net income of $99.4 million offset by $98.7 million in dividends declared in 2005, net of dividends paid on unvested restricted stock that are recorded to compensation expense. Shareholders’ equity decreased further resulting from the 296,000 shares repurchased pursuant to our publicly announced share repurchase program in December 2005 for approximately $3.3 million.

Dividends were paid from our operating cash flows. The following is a summary of the dividends declared per share for the year ended December 31, 2005:

Declaration Date	Payment Date	Dividend
April 6, 2005	April 29, 2005	$0.47
July 6, 2005	July 29, 2005	$0.50
October 5, 2005	October 28, 2005	$0.51
December 16, 2005	January 18, 2006	$0.55

Business Segment Results

In the three years ended December 31, 2005, we had six reportable business segments which included four production segments and two operating segments. We originated loans through our production segments which included the Non-Conforming Wholesale, Non-Conforming Retail, Conforming Wholesale and Conforming Retail segments. The results of operations of our production segments primarily include a net interest income allocation for funded loans, direct expenses and a corporate overhead expense allocation. In addition, segment revenues include an allocation method whereby the production segments are credited with a pro forma value for net gain on sale of loan production as if all of the segments’ fundings were sold servicing-released, concurrent with funding, at standard third-party investor premium margins.

Subsequent Event Related to Our Conforming Segments

On January 13, 2006, our Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of our conforming retail and conforming wholesale segments. On February 17, 2006, FMC sold the assets of two retail conforming offices to a third party. On February 28, 2006, we sold the assets pertaining to our conforming division’s headquarters office in San Antonio, Texas, our conforming division’s wholesale offices and certain of our retail offices to another third party.

The remaining assets of the conforming segment, which includes retail offices in Maryland and Virginia, have been combined with our non-conforming retail offices and will offer a full range of non-conforming and conforming loan products.

Operating Segments

Our operating segments include the Investment Portfolio and Corporate segments. The results of operations of the Investment Portfolio segment primarily include the net interest income after provision for loan losses for our portfolio of loans held for investment, changes in the fair value and actual cash settlements relating to our portfolio derivatives, and direct expenses, including third-party servicing fees paid related to our loans held for investment. The results of operations of the Corporate segment primarily include direct expenses of the corporate home office and the elimination of the corporate overhead allocated to the production segments. The Corporate segment also includes various reconciling amounts necessary to convert the production segments’ allocated revenue and expenses to comply with GAAP reporting under Statement No. 91.

The results of operations reported per segment differ materially from consolidated results due to timing differences in net gain on sale recognition at the time of cash settlement of the sale compared to the revenue allocation which each segment receives at the time of loan funding, the actual whole loan sale prices compared to the pro forma values, the actual net interest margin earned on loans prior to their sale, and the holding for investment of a substantial portion of our non-conforming loans for which actual revenue will consist of net interest income rather than net gain on sale.

The following is a summary of net income (loss) by production segments and operating segments for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Production Segments	Operating Segments	Total
Year Ended December 31, 2005
Total revenues	$181,573	55,698	237,271
Total expenses	158,431	(24,059)	134,372
Income before income taxes	23,142	79,757	102,899
Income tax expense	—	(3,509)	(3,509)
Net income	$23,142	76,248	99,390
Year Ended December 31, 2004
Total revenues	$211,181	(10,848)	200,333
Total expenses	179,543	(48,740)	130,803
Income before income taxes	31,638	37,892	69,530
Income tax expense	—	(5,934)	(5,934)
Net income	$31,638	31,958	63,596
Year Ended December 31, 2003
Total revenues	$222,905	(63,515)	159,390
Total expenses	156,693	(42,519)	114,174
Income (loss) before income taxes	66,212	(20,996)	45,216
Income tax benefit	—	6,327	6,327
Net income (loss)	$66,212	(14,669)	51,543

Production Segment Results

The following tables summarize our production segment results for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Non-Conforming		Conforming		Total
	Wholesale	Retail	Wholesale	Retail	Production
Year Ended December 31, 2005
Revenues	$131,726	32,824	7,185	9,838	181,573
Direct expenses	77,723	31,079	7,587	13,156	129,545
Segment contribution	54,003	1,745	(402)	(3,318)	52,028
Corporate overhead allocation	23,067	3,637	1,403	779	28,886
Net income (loss)	$30,936	(1,892)	(1,805)	(4,097)	23,142
Funding volume	$5,348,385	593,019	1,124,730	362,598	7,428,732
Segment contribution as % of volume	1.01%	0.29%	(0.04)%	(0.92)%	0.70%
Year Ended December 31, 2004
Revenues	$148,301	40,195	7,859	14,826	211,181
Direct expenses	81,678	36,801	9,863	14,045	142,387
Segment contribution	66,623	3,394	(2,004)	781	68,794
Corporate overhead allocation	31,508	4,353	936	359	37,156
Net income (loss)	$35,115	(959)	(2,940)	422	31,638
Funding volume	$5,529,824	655,221	922,335	367,867	7,475,247
Segment contribution as % of volume	1.20%	0.52%	(0.22)%	0.21%	0.92%
Year Ended December 31, 2003
Revenues	$139,096	44,858	16,837	22,114	222,905
Direct expenses	64,097	32,301	12,126	17,331	125,855
Segment contribution	74,999	12,557	4,711	4,783	97,050
Corporate overhead allocation	24,647	4,637	1,071	483	30,838
Net income	$50,352	7,920	3,640	4,300	66,212
Funding volume	$4,477,756	670,426	1,523,920	699,948	7,372,050
Segment contribution as % of volume	1.67%	1.87%	0.31%	0.68%	1.32%

Production segment net income decreased in 2005 compared to 2004 despite relatively flat total loan originations, primarily due to a reduction in the gain on sale revenue allocation as narrowing interest margins in 2005 contributed to reduced sale premiums. As interest rates increased during 2005, the industry-wide margin compression on new loan originations resulted in a decrease in revenues per loan in all production segments. We expect margins to remain at these compressed levels in the near-term future as the industry adjusts rates on new loan originations to mirror changes in the yield curve. The decrease in production segment net income in 2004 compared to 2003 also reflects lower revenue combined with an increase in direct expenses primarily related to new branch openings. In 2006, we expect volume in our non-conforming wholesale and retail segments to be approximately $5.0 to $6.2 billion, which represents 85% to 110% of 2005 volume level, the lower range of which reflects industry forecasts of 20% fewer mortgage originations. To address the market revenue compression and increase segment contribution from our non-conforming segments, we have hired additional account executives and loan officers to increase origination volume, and are continuing to implement cost efficiency measures, including our new loan origination system.

Non-Conforming Wholesale Segment.   Our non-conforming wholesale segment continued to report a positive segment contribution before corporate allocation in 2005, although lower than 2004 and 2003 levels, due to reduced sale margins throughout 2005. In 2005, the industry responded to competitive pressures in an increasing interest rate environment by originating loans with narrower net interest income spreads, which generally reduces sale premiums. Direct expenses remained relatively flat in 2005 at 1.45% of origination volume, compared to 1.48% in 2004, and reflects lower variable loan costs including commissions, as we adjusted compensation structures for the narrower margin in the current lending environment. The 27.4% increase in direct expenses in 2004 compared to 2003 reflects the additional costs to originate the 23.5% increase in loan production year over year.

Non-Conforming Retail Segment.   Segment contribution in 2005 was lower than 2004 reflecting a 9.5% reduction in origination volume combined with a decrease in revenue as a percent of volume to 5.5% in 2005 from 6.1% in 2004, due to increased competition in a flat mortgage market, and narrower interest and sale margins. Our non-conforming retail direct expenses decreased 15.6% in 2005 compared to 2004, as we streamlined our marketing initiatives in 2005 and appointed new management to support our model of improving cost efficiencies within the production centers. The decrease in the segment’s contribution in 2004 from 2003 reflects a reduction in the fees we collected due primarily to increased pricing competition and a higher percentage in 2004 of second lien originations, which generate lower fee income. Our non-conforming retail direct expenses increased in 2004 due to expanded marketing initiatives, and the overhead and salary expenses associated with additional retail branches opened in 2004.

Conforming Wholesale Segment.   The negative conforming wholesale segment contribution reported in 2005 and 2004 compared to 2003 reflects a decrease in funding volume combined with an increase in premiums paid to brokers. In the second half of 2005, management conducted an evaluation of the profitability forecast for the conforming wholesale segment and determined to reallocate resources in view of the increased competition and depressed margins affecting the profitability of this segment. In the first quarter of 2006, we discontinued the operations of this segment. See discussion entitled “Subsequent Event Related to our Conforming Segments” on page .87

Conforming Retail Segment.   The decrease in our conforming retail segment contribution in 2005 from 2004 and 2003 is primarily due to lower gain on sales revenues as narrower net interest income spreads on new originations compressed whole loan sale premiums. As discussed above, in response to management’s forecast of continued negative profitability for this segment, we discontinued the operations of the conforming retail branches in the first quarter of 2006. See discussion entitled “Subsequent Event Related to our Conforming Segments” on page 87.

Operating Segment Results

The following table summarizes our operating segment results for the years ended December 31, 2005, 2004, and 2003 (in thousands):

		Corporate
	Investment Portfolio	Segment Results	Reconciliations to GAAP	Total Corporate	Total Operating
Year Ended December 31, 2005
Revenues	$147,874	272	(92,448)	(92,176)	55,698
Direct expenses	10,007	40,754	(45,934)	(5,180)	4,827
Segment contribution	137,867	(40,482)	(46,514)	(86,996)	50,871
Corporate overhead allocation	—	(28,886)	—	(28,886)	(28,886)
Income (loss) before income taxes	137,867	(11,596)	(46,514)	(58,110)	79,757
Income tax expense	—	(3,509)	—	(3,509)	(3,509)
Net income (loss)	$137,867	(15,105)	(46,514)	(61,619)	76,248
Year Ended December 31, 2004
Revenues	$124,610	422	(135,880)	(135,458)	(10,848)
Direct expenses	7,833	33,217	(52,634)	(19,417)	(11,584)
Segment contribution	116,777	(32,795)	(83,246)	(116,041)	736
Corporate overhead allocation	—	(37,156)	—	(37,156)	(37,156)
Income (loss) before income taxes	116,777	4,361	(83,246)	(78,885)	37,892
Income tax expense	—	(5,934)	—	(5,934)	(5,934)
Net income (loss)	$116,777	(1,573)	(83,246)	(84,819)	31,958
Year Ended December 31, 2003
Revenues	$7,136	(159)	(70,492)	(70,651)	(63,515)
Direct expenses	—	39,044	(50,725)	(11,681)	(11,681)
Segment contribution	7,136	(39,203)	(19,767)	(58,970)	(51,834)
Corporate overhead allocation	—	(30,838)	—	(30,838)	(30,838)
Income (loss) before income taxes	7,136	(8,365)	(19,767)	(28,132)	(20,996)
Income tax benefit	—	6,327	—	6,327	6,327
Net income (loss)	$7,136	(2,038)	(19,767)	(21,805)	(14,669)

Investment Portfolio.   The Investment Portfolio contribution increase in 2005 compared to 2004 and 2003 reflects the increased net interest income after provision for losses earned by the higher average balance of our portfolio of loans held for investment. In 2005 and 2004, we added $0.8 billion and $3.5 billion, respectively, to the portfolio, net of repayments, as we continue to target a 13:1 portfolio leverage. Direct expenses primarily include the third party servicing expense relating to our portfolio of loans held for investment and the salaries incurred for portfolio management personnel. We did not retain loans held for investment prior to the third quarter of 2003, and we reported the minimal 2003 direct costs incurred in the corporate segment results of operations. We anticipate investment segment contribution for 2006 to approximate 2005 results, primarily due to the planned growth of our held for investment portfolio offset by narrower net interest margins on the loans to be originated in 2006 compared to the loans currently in our portfolio which are expected to prepay in 2006.

Corporate.   The increase in the corporate segment direct expenses in 2005 to $40.8 million compared to $33.2 million in 2004 includes additional audit fees, additional technology, legal and accounting personnel costs, and incremental amortization expense for in-service components of our new loan origination system. Direct expenses decreased in 2004 as compared to 2003 due to the $16.2 million change of control expense paid in 2003 relative to our 144A Offering, offset by staffing increases in 2004 primarily to support our legal, accounting and information technology departments. The decrease in direct expenses in 2004 compared to 2003 is also offset by increases in equity compensation, board fees, insurance and professional costs related to operating as a public company. We expect direct expenses to increase in 2006 reflecting costs to be incurred for the implementation of Sarbanes-Oxley Act compliance measures and additional technology salaries, depreciation and maintenance expenses related to placing our new loan origination software system fully into service.

Liquidity and Capital Resources

As a mortgage lending company, we borrow substantial sums of money to fund the mortgage loans we originate. After funding, our primary operating subsidiary, FMC holds all of the conforming loans and some of the non-conforming loans that it originates in inventory (warehouse) prior to sale. We hold the remainder of the non-conforming loans for investment in our portfolio. Our primary cash requirements include:

•                    funding mortgages;

•                    premiums paid in connection with loans originated in the wholesale channel;

•                    interest expense on our credit facilities and securitization financings;

•                    ongoing general and administration expenses;

•                    derivative transactions; and

•                    REIT stockholder distributions—as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders.

Our primary cash sources include:

•                    borrowings from our credit facilities secured by mortgage loans held in inventory and the securities we retain from our securitizations;

•                    proceeds from the issuance of securities collateralized by the loans in our portfolio;

•                    proceeds of whole loan sales;

•                    principal and interest collections relative to the mortgage loans held in inventory; and

•                    points and fees collected from the origination of retail and wholesale loans.

We rely on our securitizations as a primary source of liquidity. As of December 31, 2005, we have completed nine securitizations, issuing an aggregate of $7.4 billion of mortgage-backed securities.

The following is a summary of the securitizations issued by series during the years ended December 31, 2004 and 2005 (in millions):

	FMIT 2004-1	FMIT 2004-2	FMIT 2004-3	FMIT 2004-4	FMIT 2004-5	FMIT 2005-1	FMIT 2005-2	FMIT 2005-3
Issue date	Feb 2004	Apr 2004	Jul 2004	Oct 2004	Nov 2004	Feb 2005	Aug 2005	Nov 2005
Bonds issued	$652	844	949	845	864	729	911	1,094
Loans pledged	$681	880	1,000	879	900	750	967	1,165
Bond ratings—Standard and Poor’s	AAA - BBB	AAA - BBB	AAA - BBB	AAA - A+	AAA - BBB+	AAA - BBB-	AAA - A+	AAA - A+
Bond ratings—Moody’s	Aaa - Baa2	Aaa - Baa2	Aaa - Baa2	Aaa - Baa2	Aaa - Baa2	Aaa - Baa3	Aaa - Baa2	Aaa - Baa2
Financing costs—LIBOR plus	0.29% - 1.80%	0.24% - 2.15%	0.27% - 2.15%	0.33% - 1.80%	0.24% - 1.85%	0.12% - 2.00%	0.12% - 1.35%	0.12% - 1.45%
Weighted average spread over LIBOR	0.50%	0.47%	0.48%	0.51%	0.53%	0.40%	0.38%	0.37%
Transaction fees	0.36%	0.32%	0.34%	0.35%	0.32%	0.36%	0.33%	0.30%

We use our various credit facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within two or three months of origination and pays down these facilities with the proceeds. We issue mortgage-backed securities to pay down those facilities financing our loans held for investment.

The material terms and features of these credit facilities as of December 31, 2005 are as follows (in millions):

Lender	Committed	Uncommitted	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Maximum Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Countrywide Warehouse Lending	$75.0	—	August 2006	95%-99.5%	$250.0	17:1	$ N/A
Countrywide Early Purchase Program	—	50.0	Uncommitted	N/A	N/A	N/A	N/A
Credit Suisse First Boston Mortgage Capital(1)	400.0	—	February 2006	91%-96%	400.0	16:1	15.0
Credit Suisse, New York Branch Commercial Paper Facility.	600.0	—	July 2006	92.5%	400.0	16:1	15.0
JPMorgan Chase Bank(2)	150.0	—	April 2006	95%-97%	400.0	16:1	20.0
Lehman Brothers Bank	300.0	—	December 2006	91.5%-94.5%	250.0	16:1	15.0
Merrill Lynch Bank USA	300.0	—	November 2006	91%-96%	250.0	17:1	N/A
Subtotal.	1,825.0	50.0
Liquid Funding(Bear Stearns)(3)	—	200.0	Uncommitted	N/A	N/A	N/A	N/A
Lehman Brothers(3)	—	200.0	Uncommitted	N/A	N/A	N/A	N/A
Total.	$1,825.0	450.0

(1)    In the first quarter of 2006, the Credit Suisse First Boston Mortgage Capital facility was extended through April 30, 2006.

(2)             In the second quarter of 2006, the JPMorgan Chase Bank facility was extended through June 16, 2006.

(3)             Facilities remain open indefinitely, but may be terminated by either party at any time.

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

In addition to our traditional warehouse lines and credit facilities, in October of 2005, one of our wholly owned subsidiaries, FMOC, which held the securities we retain in our securitizations (Retained Securities), entered into two repurchase facilities, each with the uncommitted amount of $200 million and each secured by FMOC’s pledge of the Retained Securities. The first facility which is with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc, remains open indefinitely, but may be terminated by either party at any time, and bears interest at an annual rate of LIBOR plus an additional percentage. As of December 31, 2005, $86.1 million of borrowings are outstanding under this agreement.

The second facility, Lehman Brothers Inc. and Lehman Brothers Commercial Paper Inc. (together Lehman Brothers) is scheduled to remain open indefinitely, but may be terminated by either party at any time, and bears interest at an annual rate of LIBOR plus an additional percentage. As of December 31, 2005, $62.8 million of borrowings are outstanding under this agreement.

A primary component of our liquidity strategy is to finance our mortgage loans held for sale and our loans held for investment (prior to issuing securities collateralized by those loans) through a diverse group of lending counterparties and to schedule frequent sales or securitizations of loans so that the average holding period of our inventory of loans generally does not exceed 60 days.

We use our excess cash from operations to reduce the advances on our warehouse lines or repurchase facilities. This process reduces our debt outstanding and the corresponding interest expense incurred and results in a pool of highly liquid mortgage collateral available to secure borrowings to meet our working capital needs. This pool of available collateral totaled approximately $199 million and $190 million as of December 31, 2005 and 2004, respectively. We expect to continue to invest our working capital in our portfolio of loans held for investment.

The warehouse lines and repurchase facilities are secured by substantially all of our mortgage loans (prior to issuing securities collateralized by these loans) and contain customary financial and operating covenants that, among other things, require us to maintain specified levels of liquidity and net worth, restrict indebtedness other than in the ordinary course of business, restrict investments in other entities except in certain limited circumstances, restrict our ability to engage in mergers, consolidations or substantially change the nature or character of our business and require compliance with applicable laws. We were in compliance with all of these covenants at December 31, 2005.

For our warehouse lines and repurchase facilities, advances bear interest at annual rates that vary depending upon the type of mortgage loans securing the advance of LIBOR plus an additional percentage which ranges from 0.23% to 1.35%. We are required to pay facilities fees ranging from 0.02% to 0.15% of the committed amount of the facility. We are also required to pay non-use fees of 0.125% on unused amounts which exceed certain thresholds relating to the average outstanding balance of the facility.

Cash Flows

For the year ended December 31, 2005, our cash flow (used in)/provided by operations was $(236.2) million as compared to operating cash flows of $111.5 million for the year ended December 31, 2004 and $(86.9) million for the year ended December 31, 2003. The decrease in operating cash flows in 2005 as compared to 2004 is primarily due to the mortgage loan fundings in excess of mortgage loan sales. In the second quarter of 2005 FMC sold $640 million of non-conforming mortgage loans to a third-party which were purchased in April of 2005 from FIC (the “REIT”). Since these mortgage loans were initially originated for investment, the $640 million proceeds from the sale are included in investing activities in our consolidated statements of cash flows.  The increase in operating cash flows in 2004 as compared to 2003 is primarily due to the increase in proceeds from mortgage loan sales in excess of mortgage loan fundings.

Our cash used in investing activities was $(0.7) billion, $(3.5) billion and $(0.9) billion for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in cash used in investing activities in 2005 compared to 2004 primarily relates to the increase in principal repayments of our loans held for investment, which have an average life of approximately 23 months, and the proceeds from sales of mortgage loans held for investment. The increase in cash used in investing activities in 2004 compared to 2003 primarily relates to the increased funding of mortgage loans held for investment offset by principal payments. Investing cash flows, as presented in our consolidated statements of cash flows, will typically be negative because they exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to show the net proceeds from, or repayments of, mortgage financing in our consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Our cash flows from financing activities were $0.9 billion, $3.3 billion, and $1.1 billion for the years ended December 31, 2005, 2004, and 2003, respectively. A lower level of cash was provided by financing activities because of the corresponding reduction in the level of cash used to invest in new loans for the portfolio. The balance of cash at the end of a fiscal year is dependent upon a number of factors, including REIT compliance, subsequent dividend payments and operating cash requirements.

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

•       the differences between GAAP and tax methodologies for capitalization of origination expenses; and

•       income of a TRS is included in the REIT’s earnings for consolidated GAAP purposes; tax rules for REIT taxable income does not provide for a REIT to recognize income of a TRS until the TRS pays a dividend to the REIT.

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

The following table is a reconciliation of GAAP net income to REIT taxable net income for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Consolidated GAAP pre-tax net income	$102.9	69.5	45.2
Plus:
Provision for loan losses in excess of actual charge-offs	21.5	21.1	1.7
Variance in recognition of net origination expenses	6.4	9.9	(0.7)
Less:
Income during S. Corp. period	—	—	(49.1)
Taxable REIT subsidiary pre-tax net income	(9.6)	(10.1)	(10.1)
Mark-to-market valuation changes on derivatives	(9.0)	(22.1)	2.2
Miscellaneous other	(7.2)	(4.8)	11.1
REIT taxable income	$105.0	63.5	0.3

REIT taxable income for 2005 is subject to change until we file our 2005 REIT federal tax return.

Commitments and Contingencies

(a) Loan Commitments

We had commitments to fund approximately $422.0 million of mortgage loans at both December 31, 2005 and 2004. This does not necessarily represent future cash requirements, as some of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

We had forward delivery commitments to sell approximately $1.3 billion and $0.4 billion of loans at December 31, 2005 and 2004, respectively, of which $26.6 million and $63.1 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades. At December 31, 2005 and 2004, we had a commitment to sell $580 million and $40 million, respectively, of treasury note forward contracts, which we used to economically hedge the interest rate risk of our non-conforming loans.

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2005. The principal maturity of the securitization financing reflects our estimate of the expected loan prepayments of the mortgage loans securing the debt. Actual maturity may vary from this estimate. We do not have comprehensive performance data on our loans sold to investors. Accordingly, we have utilized historical industry data for our prepayment assumptions based upon characteristics such as the credit, loan size, product type and prepayment fee terms. There can be no assurance that this historical data will be reflective of our actual results.

Payment Due by Period
(in thousands)

As of December 31, 2005	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Warehouse financing facilities—lines of credit(1)	$88,676	88,676	—	—	—
Warehouse financing facilities—repurchase facilities(1)	726,761	726,761	—	—	—
Securitization financing(2)	5,279,676	3,070,037	1,811,035	398,604	—
Deferred compensation(3)	1,950	1,794	156	—	—
Operating leases	24,449	7,233	11,227	5,940	49
Loan commitments	421,615	421,615	—	—	—
Total commitments	$6,543,127	4,316,116	1,822,418	404,544	49

(1)          This amount includes principal and accrued interest as of December 31, 2005.

(2)          This amount includes principal and expected interest payments on our variable rate securitization financing based on the prevailing interest rate at December 31, 2005.

(3)          Effective July 2002, the Board of Directors of our predecessor, Fieldstone Holdings, adopted an employee incentive and retention bonus plan for eligible senior management. Under this incentive plan, the Board of Directors could, in its sole discretion, periodically establish an aggregate amount to be awarded to eligible senior management, to be paid at a defined date, subject to continued employment over a defined period of time. The amounts reflected as deferred compensation represent the awards payable in 2005 through 2007 under this incentive plan. No further awards under this plan are expected to be made.

(b) Legal Matters

See a description of our material legal proceedings contained in Part 1, Item 3 of this Annual Report on Form 10-K. Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending and consumer protection laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to other legal proceedings in the ordinary course of business related to employee matters. All of these ordinary course proceedings, taken as a whole, are not expected to have a material adverse effect on our business, financial condition or results of operations.

Other Operational Data

Loan Fundings

The following table indicates our total loan fundings of loans held for investment and loans held for sale for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Year Ended December 31,
	2005		2004		2003
	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total
Non-Conforming:
Loans held for investment	$2,811,081	47%	$4,112,190	66%	$1,328,868	26%
Loans held for sale	3,130,323	53%	2,072,855	34%	3,819,314	74%
Total Non-Conforming	5,941,404	100%	6,185,045	100%	5,148,182	100%
Conforming:
Loans held for sale	1,487,328	100%	1,290,202	100%	2,223,868	100%
Total fundings	$7,428,732		$7,475,247		$7,372,050

Loan fundings remained relatively flat in 2005, $7.4 billion compared to $7.5 billion in 2004, which includes a 15.3% increase in conforming loan fundings offset by a 3.9% decrease in non-conforming loan fundings. The decrease in non-conforming loan fundings in 2005 compared to 2004 was due primarily to a rising interest rate environment and mortgage originator price competition. The slight increase in loan fundings in 2004 compared to 2003 was the result of a 20.1% increase in our non-conforming fundings as we opened new branches and hired additional account executives, partially offset by a 42.0% decrease in our conforming fundings, which is consistent with the industry-wide reduction in the conforming loan refinance business in 2004. This increase in loan fundings directly affected the levels of all of our revenues and many of our operating expenses in 2004 compared to 2003. In 2006, we expect non-conforming fundings to be approximately $5.0 to $6.2 billion, which represents 85% to 110% of 2005 volume level, the lower range of which reflects industry forecasts of 20% fewer mortgage originations.

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

As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Total expenses	$134,372	130,803	114,174
Deferred origination costs	45,935	52,634	50,725
Servicing costs—internal and external	(11,362)	(9,484)	(2,609)
Change of control expense*	—	—	(16,225)
Total general and administrative costs	168,945	173,953	146,065
Premiums paid, net of fees collected	16,136	14,079	5,527
Cost to produce	$185,081	188,032	151,592
Fundings:
Non-Conforming wholesale	$5,348,385	5,529,824	4,477,756
Non-Conforming retail	593,019	655,221	670,426
Conforming wholesale	1,124,730	922,335	1,523,920
Conforming retail	362,598	367,867	699,948
Total mortgage fundings	$7,428,732	7,475,247	7,372,050
Cost to produce as % of volume	2.49%	2.52%	2.06%
Total general and administrative costs as % of volume	2.27%	2.33%	1.98%
Segment cost to produce as % of volume:
Non-Conforming wholesale	2.44%	2.40%	2.17%
Non-Conforming retail	3.83%	3.89%	2.46%
Conforming wholesale	2.05%	2.32%	1.81%
Conforming retail	2.50%	2.37%	1.51%

*                    Reflects expense incurred in 2003 relative to our 144A Offering.

Our cost to produce decreased slightly in 2005 from the prior year level due primarily to a lower commission structure in the non-conforming wholesale segment as a response to narrower market interest spreads, combined with reductions in marketing costs incurred by our non-conforming retail segment. These direct cost decreases were partially offset by higher premiums paid to brokers, reflecting the increased market competition in 2005. Our cost to produce increased in 2004 from prior year levels due to the increased expense of the personnel, facilities and retail marketing initiatives in place in 2004 to originate the higher volumes of non-conforming loans that we achieved in 2004. The increase also was attributable to additional expenses related to our portfolio of loans held for investment, including portfolio management personnel, increased accounting and legal costs, Sarbanes-Oxley implementation costs, and expenses associated with becoming a publicly held company. We expect our cost to produce to increase in 2006 due to (i) an increase in home office costs as a percent of volume due to the disposal of the conforming division in the first quarter of 2006 and related reduction in 2006 total loan volume, (ii) increased salaries related to additional account executives and loan officers hired to maintain market share and non-conforming loan originations volume in a flat origination environment, and (iii) the cost of implementing the non-conforming loan origination final phase of our new loan origination software system.

Non-Conforming Wholesale Segment.   Our non-conforming wholesale segment net cost to produce increased in 2005 from 2004 and 2003, primarily due to increased general and administrative costs which included expansion costs for new offices in the west and northwestern region of the country in 2005 and 2004, respectively. Net cost to produce in 2004 also includes additional costs for the personnel to support a 23.5% increase in loan fundings in 2004 from 2003. The premiums we paid to mortgage brokers also increased in 2004, which is consistent with historical trends of rising broker premiums during periods of increased market competition.

Non-Conforming Retail Segment.   The decrease in our non-conforming retail segment cost to produce in 2005 compared to 2004 reflects a reduction in marketing costs as we streamlined our marketing initiatives in 2005. The 2004 increase in segment cost to produce primarily reflects a reduction in the fees we collected due mainly to increased pricing competition, and a higher percentage in 2004 of second lien originations, which generate lower fee income. Our general and administrative production costs increased in 2004 due to increased marketing expenses and the overhead and salary expenses associated with six additional retail branches that opened in the third quarter of 2004 that had not yet begun to fund loans at a normalized level.

Conforming Wholesale Segment.   Our conforming wholesale segment cost to produce decreased in 2005 from 2004 primarily due to a 21.9% increase in 2005 loan fundings as compared to 2004, whereby fixed overhead costs supported a higher origination volume. The year over year increase in cost to produce in 2004 compared to 2003 is primarily due to the 39.5% decrease in fundings in 2004. In 2003, a higher funding volume supported management salaries, office rent and other fixed costs compared to 2004.

Conforming Retail Segment.   The increase in the cost to produce of our conforming retail segment in 2005 despite relatively flat origination volume reflects a decrease in loan fee revenue from loans brokered to other mortgage companies. The 2004 increase in segment cost to produce reflects a 47.4% decrease in loan fundings in 2004 from 2003 levels, as the fixed operating costs in 2004 supported a lower funding volume. The increase in cost to produce in 2004 was partially offset by an increase in loan fees collected due to a rise in revenue from loans brokered to other mortgage companies.

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

As required by Regulation G, a reconciliation of net income and earnings per share (diluted) in the consolidated statements of operations, presented in accordance with GAAP, to core net income and core earnings per share (diluted) is provided below for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Core net income:
Net income.	$99,390	63,596	51,543
Less: Mark to market (gain) loss on portfolio derivatives included in “Other income (expense)—portfolio derivatives”
Mark to market interest rate swaps.	(9,456)	(21,934)	2,183
Mark to market interest rate cap.	457	1,422	1,215
Total mark to market on portfolio derivatives	(8,999)	(20,512)	3,398
Less: Amortization of interest rate swap buydown payments	(755)	—	—
Core net income	$89,636	43,084	54,941
Core earnings per share (diluted):
Net income	$99,390	63,596	51,543
Unvested restricted stock dividends	(591)	(571)	—
Net income available to common shareholders	98,799	63,025	51,543
Less: Mark to market (gain) loss on portfolio derivatives.	(8,999)	(20,512)	3,398
Amortization of interest rate swap buydown payments	(755)	—	—
Core net income available to common shareholders	$89,045	42,513	54,941
Earnings per share—diluted	$2.04	1.30	2.67
Core earnings per share—diluted	$1.84	0.88	2.85
Diluted weighted average common shares outstanding.	48,464,445	48,370,502	19,288,586

Core net income for the year ended December 31, 2005 was $89.6 million, or $1.84 per share (diluted), an increase of $46.5 million from the $43.1 million core net income, or $0.88 per share (diluted) for same period in 2004. The increase in core net income was primarily due to a $36.0 million, or 29.0%, increase in core net interest income after provision for loan losses resulting from a 61.8% increase in the average balance of our investment portfolio, partially offset by a decrease in our average 2005 core net yield on loans held for investment. Our core portfolio net interest margin declined in 2005 as older, higher margin loans prepaid and new loans were added to the portfolio at lower margins. The margins available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in financing costs, which were indexed to rising market interest rates. Core net income for the year ended December 31, 2004 reflects a decrease of $11.8 million from the $54.9 million, or $2.85 per share (diluted) for the year ended December 31, 2003. The decrease in core net income for the year ended December 31, 2004 compared to the same period in 2003 was primarily due to lower gains on sales of mortgage loans, net as we continued to implement our new business strategy of retaining a significant portion of our non-conforming fundings for investment, rather than selling 100% of our loans for current period cash gains prior to the third quarter of 2003. This decrease was partially offset by an increase in net interest income on our loans held for investment reflecting the growth of the investment portfolio.

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

As required by Regulation G, a reconciliation of net interest income after provision for loan losses in the consolidated statements of operations, presented in accordance with GAAP, to core net interest income after provision for loan losses is provided below for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Core net interest income after provision for loan losses:
Net interest income after provision for loan losses	$136,230	135,683	41,718
Plus: Net cash settlements received (paid) on portfolio derivatives included in “Other income (expense)—portfolio derivatives	24,470	(11,723)	—
Less: Amortization of interest rate swap buydown payments	(755)	—	—
Core net interest income after provision for loan losses	$159,945	123,960	41,718
Interest income loans held for investment.	$344,521	206,460	17,749
Interest expense loans held for investment	198,688	69,039	5,137
Plus: Net cash settlements received (paid) on portfolio derivatives	(24,470)	11,723	—
Plus: Amortization of interest rate swap buydown payments	755	—	—
Core interest expense—loans held for investment.	174,973	80,762	5,137
Core net interest income loans held for investment	169,548	125,698	12,612
Provision for loan losses loans held for investment	30,065	21,556	2,078
Core net interest income loans held for investment after provision for loan losses.	139,483	104,142	10,534
Net interest income loans held for sale	20,462	19,818	31,694
Interest expense—subordinate revolving line of credit	—	—	(510)
Core net interest income after provision for loan losses	$159,945	123,960	41,718
Core yield analysis:
Core yield analysis—loans held for investment:
Coupon interest income on loans held for investment	6.69%	6.63%	6.79%
Amortization of deferred origination costs.	(0.51)%	(0.41)%	(0.22)%
Prepayment fees..	0.65%	0.39%	0.00%
Yield on loans held for investment	6.83%	6.61%	6.57%
Cost of financing for loans held for investment	4.04%	2.37%	2.32%
Net cash settlements (received) paid on portfolio derivatives	(0.50)%	0.40%	0.00%
Amortization of interest rate swap buydown payments	0.02%	0.00%	0.00%
Core cost of financing for loans held for investment	3.56%	2.77%	2.32%
Net yield on loans held for investment	2.89%	4.40%	4.67%
Net cash settlements received (paid) on portfolio derivatives	0.49%	(0.38)%	0.00%
Amortization of interest rate swap buydown payments	(0.01)%	0.00%	0.00%
Core net yield on loans held for investment	3.37%	4.02%	4.67%
Provision for loan losses—loans held for investment	(0.60)%	(0.69)%	(0.77)%
Core yield on loans held for investment after provision for loan losses	2.77%	3.33%	3.90%
Core yield analysis—loans held for sale:
Yield on loans held for sale	6.85%	7.17%	6.96%
Cost of financing for loans held for sale	4.45%	2.64%	2.77%
Net yield on loans held for sale.	3.66%	5.61%	4.49%
Core yield analysis—loans held for investment and loans held for sale:
Yield—net interest income on loans held for sale and loans held for investment after provision for loan losses	2.43%	3.90%	4.28%
Net cash settlements received (paid) on portfolio derivatives	0.44%	(0.34)%	0.00%
Amortization of interest rate swap buydown payments	(0.01)%	0.00%	0.00%
Core yield—net interest income on loans held for sale and loans held for investment after provision for loan losses	2.86%	3.56%	4.28%

Core net interest income after provision for loan losses was $159.9 million for the year ended December 31, 2005, representing a 2.86% core net interest margin, an increase of $36.0 million compared to $124.0 million for the year ended December 31, 2004, which represented a 3.56% core net interest margin. Core net interest income after provision for loan losses was $41.7 million for the year ended December 31, 2003, a 4.28% core net interest margin. Core net interest margin in the year ended December 31, 2005 was lower than the same periods in 2004 and 2003 due to the generally lower net interest margins available on new loans added to the portfolio as older loans financed with lower rate debt and swaps were replaced with loans with about the same interest rates that are financed by higher rate debt and swaps indexed to the rising LIBOR interest rate.

Core Equity and Core Portfolio Leverage

Core equity and core portfolio leverage are non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of core equity and core portfolio leverage provide useful information to investors because these measures exclude the cumulative non-cash mark to market gains or losses on interest rate swap and cap agreements economically hedging the variable rate debt financing the portfolio of mortgage loans and include the cumulative amortization of interest rate swap buydown payments. The presentation of core equity and core portfolio leverage are not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

As required by Regulation G, a reconciliation of equity and portfolio leverage, presented in accordance with GAAP, to core equity and core portfolio leverage are provided below as of December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Core equity:
Equity balance at period end	$526,643	528,081
Less: Cumulative mark to market (gain) loss on portfolio derivatives included in “Other income (expense)—portfolio derivatives”.	(26,113)	(17,114)
Less: Cumulative amortization of interest rate swap buydown payments.	(755)	—
Core equity balance at period end	$499,775	510,967
Portfolio debt (warehouse financing—loans held for investment and securitization financing)	$5,377,327	4,572,292
Portfolio leverage (portfolio debt to equity)	10.2:1	8.7:1
Core portfolio leverage (portfolio debt to core equity)	10.8:1	8.9:1

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting For Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (Statement No. 155). Statement No. 155 amends Statement No. 133, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Statement No. 155 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt Statement No. 155, as applicable, beginning in fiscal year 2007. Management believes that the implementation of Statement No. 155 will not have a material effect on our results of operations, statements of condition or cash flows.

In December 2005, the FASB issued Staff Position 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk,” (FSP 94-6-1). FSP 94-6-1 clarifies that loan products that expose an originator, holder, investor, guarantor or services to an increased risk of non-payment or not realizing the full value of the loan, such as non-traditional loan products, may result in a concentration of credit risk as defined in Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (Statement No. 107). FSP 94-6-1 also emphasizes the requirement to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The guidance under FSP 94-6-1 is effective for interim and annual reporting periods ending December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of Statement No. 107 should be provided for all periods presented. The adoption of FSP 94-6-1 did not have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. Statement No. 123R is effective for interim or annual reporting periods beginning after June 15, 2005. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 expresses the views of the SEC regarding Statement No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005. In November 2003, we adopted the fair value method of accounting for grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. Management believes that the implementation of Statement No. 123R and SAB No. 107 will not have a material effect on our results of operations or statements of condition or cash flows.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (SOP 03-3) which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in a purchase business combination but does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The implementation of SOP 03-3 did not have a material effect on the our results of operations, statements of condition or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2005, we were not a party to any off-balance sheet arrangements.

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

The interest rates on our hybrid ARM loans held for investment are fixed for the first two to three years of the loan, after which the interest rates reset every six months to the then-current market rate. The interest rates on the bonds financing these loans reset to current market rates each month during the entire term of the loan. During the period we are receiving fixed rate payments on our loans, we use interest rate swaps to pay fixed rate payments to the swap counter-party, and receive variable interest rate payments which match the interest rates on our financing interest costs. The swap of “variable for fixed” rates allows us to match fund our loans during the fixed period of the loans.

The following tables illustrate the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2005 and 2004. We have made certain assumptions in determining the timing of re-pricing of these assets and liabilities. One of the more significant assumptions is that all of our mortgage loans held for sale will be sold within six months of origination. In addition, the timing of re-pricing or maturity of our mortgage loans held for investment and related financing is based on prepayment and loss assumptions which may be affected by changes in interest rates as well as other factors.

As of December 31, 2005

Description	0-6 Months	6 Months to 1 Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
	(in thousands)
Interest-sensitive assets:
Cash and restricted cash	$41,424	—	—	—	—	—	41,424	41,424
Mortgage loans held for sale, net	594,269	—	—	—	—	—	594,269	600,235
Mortgage loans held for investment, net	1,416,640	1,449,646	2,017,150	642,857	—	—	5,526,293	5,530,215
Derivative assets, loans held for sale	9	—	—	—	—	—	9	9
Total interest-sensitive assets	$2,052,342	1,449,646	2,017,150	642,857	—	—	6,161,995	6,171,883
Interest-sensitive liabilities:
Warehouse financing	$812,768	—	—	—	—	—	812,768	812,768
Securitization financing	4,998,620	—	—	—	—	—	4,998,620	4,998,620
Derivative liabilities, loans held for sale	750	—	—	—	—	—	750	750
Interest rate swaps	(2,995,283)	1,264,181	1,671,069	25,000	(9)	—	(35,042)	(35,042)
Interest rate cap	(10)		—	—	—	—	(10)	(10)
Total interest-sensitive liabilities	$2,816,845	1,264,181	1,671,069	25,000	(9)	—	5,777,086	5,777,086
Excess (short-falls) of interest-sensitive assets over interest-sensitive liabilities	(764,503)	185,465	346,081	617,857	9	—	384,909	394,797
Cumulative net interest-sensitivity gap	$(764,503)	(579,038)	(232,957)	384,900	384,909	384,909	384,909	394,797

As of December 31, 2004

Description	0-6 Months	6 Months to 1 Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
	(in thousands)
Interest-sensitive assets:
Cash and restricted cash	$65,703	—	—	—	—	—	65,703	65,703
Mortgage loans held for sale, net	357,050	—	—	—	—	—	357,050	362,649
Mortgage loans held for investment, net	791,846	1,594,549	2,344,444	19,884	1,385	—	4,752,108	4,841,169
Total interest-sensitive assets	1,214,599	1,594,549	2,344,444	19,884	1,385	—	5,174,861	5,269,521
Interest-sensitive liabilities:
Warehouse financing	710,002	—	—	—	—	—	710,002	710,002
Securitization financing	4,050,786	—	—	—	—	—	4,050,786	4,050,786
Interest rate swaps	(2,846,645)	449,774	2,376,974	—	—	—	(19,897)	(19,897)
Interest rate cap	(328,578)	328,121	—	—	—	—	(457)	(457)
Total interest-sensitive liabilities	1,585,565	777,895	2,376,974	—	—	—	4,740,434	4,740,434
Excess (short-falls) of interest-sensitive assets over interest-sensitive liabilities	(370,966)	816,654	(32,530)	19,884	1,385	—	434,427	529,087
Cumulative net interest-sensitivity gap	$(370,966)	445,688	413,158	433,042	434,427	434,427	434,427	529,087

The cumulative total net interest sensitivity gap as a percent of total interest-sensitive assets as of  December 31, 2005 and 2004 was 6.2% and 8.4%, respectively, which is within the 10% threshold management establishes for effective economic hedging of our variable rate financing costs compared to our fixed rate earning mortgage assets.

Effects of interest rate volatility

Changes in interest rates impact our earnings and cash flows in several ways. Interest rate changes can affect our net interest income on our hybrid mortgages held for investment (net of the cost of financing these assets). We estimate the duration of our hybrid loans in our investment portfolio and our policy is to economically hedge the financing of the loans during the period in which the loans are paying a fixed coupon, while being financed with floating rate debt indexed to LIBOR. During an increasing interest rate environment, our assets may prepay more slowly than expected, requiring us to finance a higher amount of fixed assets with floating rate debt than originally anticipated, at a time when interest rates may be higher, resulting in a decline in our net return. In order to manage our exposure to changes in the prepayment speed of our hybrid loan assets, we regularly monitor the portfolio balance, revise the amounts anticipated to be outstanding in future periods and adjust the notional balance of our hedging derivatives to mitigate this risk.

During a rising interest rate environment, there may be lower total loan origination and refinance activity. At the same time, a rising interest rate environment may result in a larger percentage of ARM products being originated, mitigating the impact of lower overall loan origination and refinance activity. Conversely, during a declining interest rate environment, consumers, in general, may favor fixed-rate mortgage products over ARM and hybrid products. A flat or inverted yield curve may shift borrower preference from an ARM mortgage loan to a fixed mortgage loan.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and the Report of Independent Registered Public Accounting Firm Deloitte & Touche LLP, are included in this Form 10-K on pages F-1 through F-37.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of December 31, 2005 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended.

We have concluded that there was a material weakness in our disclosure controls and procedures and our internal controls over financial reporting, as described further below, that caused our system of disclosure controls and procedures to be ineffective as of December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness resulted in an error in accounting for income taxes related to Fieldstone Mortgage’s sale of loans to Fieldstone in the fourth quarter of 2003 and the second quarter of

2005. This error has been corrected through the restatement of our financial statements described in Note 1(w) to the consolidated financial statements.

Based on their evaluation and the identification of the material weakness described above, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures was not effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the fourth quarter of 2005 that had a material effect or could materially affect the internal control over financial reporting.

Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our Board of Directors, through our Audit Committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We have restated our financial statements for the years ended December 31, 2003 and 2004 and for each of the first three quarters of 2005 to correct an error in the accounting for income taxes related to the sale of loans by Fieldstone Mortgage, our taxable REIT subsidiary, to Fieldstone Investment Corporation, which operates as a REIT, in the fourth quarter of 2003 and the second quarter of 2005.

We have concluded that the restatement was the result of a material weakness in our disclosure controls and procedures and our system of internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness relates to controls over the process for determining the application of accounting principles to individual transactions.

Subsequent to December 31, 2005, we commenced taking steps to address the above identified material weakness, including (i) implementing a plan to update our accounting policies and procedures, (ii) implementing ongoing training and education regarding accounting principles generally accepted in the United States of America and Securities and Exchange Commission reporting and disclosure requirements, and (iii) continuing the process of upgrading our existing information technology systems.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2006 (the “2006 Proxy Statement”) under the caption “Election of Directors.”

The information required by this item regarding executive officers is set forth in Item 1 of Part I of this report under the caption “Executive Officers and Key Employees.”

The information required by this item regarding our Audit Committee is incorporated by reference to the 2006 Proxy Statement under the caption “Election of Directors—Audit Committee.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2006 Proxy Statement under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.”

As part of our system of corporate governance, our Board of Directors has adopted a code of business conduct and ethics that is applicable to all directors, officers and employees, and is available on the corporate governance page of our web site at http://www.fieldstoneinvestment.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics for our executive officers, including our senior financial officers, by posting such information on our web site at the address above.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2006 Proxy Statement under the caption “Security Ownership of the Board of Directors, Executive Officers and Certain Beneficial Owners.”

The information regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to our 2006 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:
1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form-10K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2005 and December 31, 2004 (Restated)
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
Notes to Consolidated Financial Statements
2. Schedules to Consolidated Financial Statements:
Schedule IV—Mortgage Loans on Real Estate as of and for the Years Ended December 31, 2005, 2004 and 2003 is included in Part II, Item 8 of this Annual Report on Form 10-K.
3. Exhibits
See “Exhibit Index.”
(b)	Exhibits
See “Exhibit Index.”
(c)	Financial Statement Schedules and other Financial Statements
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION (registrant)
Dated April 14, 2006	By:	/s/ MICHAEL J. SONNENFELD
Michael J. Sonnenfeld President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Sonnenfeld and Nayan V. Kisnadwala, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MICHAEL J. SONNENFELD	President and Chief Executive Officer, Director	April 14, 2006
Michael J. Sonnenfeld	(Principal Executive Officer)
/s/ NAYAN V. KISNADWALA	Chief Financial Officer	April 14, 2006
Nayan V. Kisnadwala	(Principal Financial and Accounting Officer)
/s/ THOMAS D. ECKERT	Chairman of the Board	April 14, 2006
Thomas D. Eckert
/s/ DAVID S. ENGELMAN	Director	April 14, 2006
David S. Engelman
/s/ CELIA V. MARTIN	Director	April 14, 2006
Celia V. Martin
/s/ JONATHAN E. MICHAEL	Director	April 14, 2006
Jonathan E. Michael
/s/ DAVID A. SCHOENHOLZ	Director	April 14, 2006
David A. Schoenholz
/s/ JEFFREY R. SPRINGER	Director	April 14, 2006
Jeffrey R. Springer

EXHIBIT INDEX

Exhibit Number	Description
2.1(9)	Asset Purchase Agreement, dated as of January 13, 2006, by and between Fieldstone Mortgage Company and Wausau Mortgage Corporation
3.1(1)	Articles of Amendment and Restatement
3.2(1)	Bylaws
3.3(1)	Articles of Merger by and between Fieldstone Holdings Corp. and Fieldstone Investment Corporation
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Registration Rights Agreement, dated as of November 14, 2003, by and between Fieldstone Investment Corporation and Friedman, Billings, Ramsey & Co., Inc.
10.1(1)†	Equity Incentive Plan
10.2(11)†	Amended and Restated Parameters of Awards of Stock Options and Restricted Shares
10.3(5)†	Executive Incentive Compensation Plan
10.4(4)†	Form of Performance Share Agreement
10.5(1)†	Form of Incentive Stock Option Agreement
10.6(1)†	Form of Nonqualified Stock Option Agreement
10.7†	Form of Nonqualified Stock Option Agreement for Senior Executives (filed herewith)
10.8(4)†	Form of Non-Qualified Stock Option Agreement with Dividend Equivalents
10.9(1)†	Form of Restricted Stock Agreement
10.10(A)(1)†	Form of Senior Manager Employment Agreement
10.10(B)(1)†	Senior Manager Incentive and Retention Bonus Plan
10.11(11)†	Form of Dividend Equivalent Rights Award Agreement
10.12(1)†	Employment Agreement, dated as of September 1, 2003, between Fieldstone Mortgage Company and Michael J. Sonnenfeld
10. 13(1)†	Employment Agreement, dated as of September 1, 2003, between Fieldstone Mortgage Company and Walter P. Buczynski
10.14(1)†	Employment Agreement, dated as of September 1, 2003, between Fieldstone Mortgage Company and John C. Camp
10.15(1)†	Employment Agreement, dated as of September 1, 2003, between Fieldstone Mortgage Company and Gary K. Uchino
10.16(1)†	Employment Letter Agreement, dated March 10, 2004, from Fieldstone Investment Corporation to John C. Kendall
10.17(6)†	Extended Severance Benefit Agreement, dated November 11, 2005, by and between Fieldstone Investment Corporation and John C. Kendall
10.18(10)†	Employment Offer Letter, dated February 14, 2006, by and between Nayan V. Kisnadwala and Fieldstone Investment Corporation

10.19†	Summary of Board of Directors’ Compensation (filed herewith)
10.20†	Summary of Named Executive Officers’ 2005 Bonuses and 2006 Annual Base Salaries (filed herewith)
10.21(A)(1)	Revolving Credit and Security Agreement, dated as of March 13, 2001, by and between Countrywide Warehouse Lending and Fieldstone Mortgage Company
10.21(B)(1)

Amendment No. 1 to Revolving Credit and Security Agreement, dated as of November 10, 2003, by and between Countrywide Warehouse Lending, Fieldstone Mortgage Company and Fieldstone Investment Corporation

10.21(C)(1)	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of April 16, 2004, by and between Countrywide Warehouse Lending, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.21(D)

Amendment No. 3 to Revolving Credit and Security Agreement, dated as of June 22, 2005, by and between Countrywide Warehouse Lending, Fieldstone Mortgage Company and Fieldstone Investment Corporation (filed herewith)

10.22(A)(1)	4/04 Amended and Restated Senior Secured Credit Agreement, dated as of April 21, 2004, by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and JPMorgan Chase Bank
10.22(B)(3)	4/05 Amendment to Credit Agreement, dated as of April 20, 2005, among Fieldstone Investment Corporation, Fieldstone Mortgage Company and JPMorgan Chase Bank, N.A.
10.23(A)(2)

Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2005, between Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation

10.23(B)

Amendment No. 1 to Second Master Repurchase Agreement, dated as of October 21, 2005, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation (filed herewith)

10.23(C)(11)

Amendment No. 2 to Second Master Repurchase Agreement, dated as of February 22, 2006, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation

10.24(A)	Master Repurchase Agreement, dated as of October 11, 2005, among Fieldstone Mortgage Ownership Corp. and Liquid Funding, Ltd. (filed herewith)
10.24(B)	Guaranty, dated as of October 11, 2005, among Fieldstone Investment Corporation and Liquid Funding, Ltd. (filed herewith)
10.25(A)	Master Repurchase Agreement, dated as of October 21, 2005, among Fieldstone Mortgage Ownership Corp., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (filed herewith)
10.25(B)	Guaranty, dated as of October 21, 2005, among Fieldstone Investment Corporation, Lehman Brothers Inc. and Lehman Commercial Paper Inc. (filed herewith)
10.26(A)(6)

Master Repurchase Agreement, dated November 8, 2005, by and among Credit Suisse, New York Branch, Fieldstone Investment Corporation, Fieldstone Mortgage Company and the several conduit lenders, committed lenders and group agents party hereto from time to time

10.26(B)	Amendment No. 1 to Master Repurchase Agreement, dated as of March 21, 2006, among Credit Suisse, New York Branch, Fieldstone Mortgage Company and Fieldstone Investment Corporation (filed herewith)
10.26(C)(6)	Pricing Side Letter, dated as of November 8, 2005, among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Credit Suisse, New York Branch
10.26(D)	Amendment No. 1 to Pricing Side Letter, dated as of January 23, 2006, among Credit Suisse, New York Branch, Fieldstone Mortgage Company and Fieldstone Investment Corporation (filed herewith)
10.26(E)

Amendment No. 2 to Pricing Side Letter, dated as of March 21, 2006, among Credit Suisse, New York Branch, Fieldstone Mortgage Company and Fieldstone Investment Corporation and the several Conduit Buyers and Committed Buyers Party hereto from time to time (filed herewith)

10.27(A)(1)

Second Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of December 29, 2004, among Lehman Brothers Bank, FSB, Fieldstone Investment Corporation and Fieldstone Mortgage Company

10.27(B)(8)

First Amendment, dated as of December 28, 2005, to the Second Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, by and among Lehman Brothers Bank, FSB, Fieldstone Investment Corporation and Fieldstone Mortgage Company

10.27(C)(8)	Pricing and Fee Letter, dated as of December 28, 2005, between Fieldstone Mortgage Company, Fieldstone Investment Corporation and Lehman Brothers Bank, FSB
10.28(A)(1)	Master Repurchase Agreement, dated as of November 12, 2004, among Merrill Lynch Bank USA, Fieldstone Mortgage Company and Fieldstone Investment Corporation
10.28(B)(6)	First Amendment to Master Repurchase Agreement, dated as of May 10, 2005, by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Merrill Lynch Bank USA
10.28(C)(6)	Second Amendment to Master Repurchase Agreement, dated as of June 1, 2005, by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Merrill Lynch Bank USA
10.28(D)(6)	Third Amendment to Master Repurchase Agreement, dated as of July 11, 2005, by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Merrill Lynch Bank USA
10.28(E)(6)	Fourth Amendment to Master Repurchase Agreement, dated as of November 9, 2005, by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Merrill Lynch Bank USA
10.28(F)(7)	Fifth Amendment to Master Repurchase Agreement, dated as of December 6, 2005, by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Merrill Lynch Bank USA
10.29(1)	Purchase/Placement Agreement, dated November 10, 2003, between Friedman, Billings, Ramsey & Co., Inc., Fieldstone Investment Corporation and Fieldstone Mortgage Company

10.30(1)	Voting Agreement, dated as of October 28, 2004, by and among Fieldstone Investment Corporation and Friedman, Billings, Ramsey Group, Inc.
10.31(1)	Amended and Restated Engagement Letter, dated October 28, 2004, between Friedman, Billings, Ramsey & Co., Inc. and Fieldstone Investment Corporation
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)          Incorporated by reference to the registrant’s registration statement on Form S-11, File No. 333-114802.

(2)          Incorporated by reference to the registrant’s Form 8-K filed with the SEC on April 6, 2005.

(3)          Incorporated by reference to the registrant’s Form 8-K filed with the SEC on April 22, 2005.

(4)          Incorporated by reference to the registrant’s Form 8-K filed with the SEC on May 4, 2005.

(5)          Incorporated by reference to the registrant’s Form 10-Q filed with the SEC on May 16, 2005.

(6)          Incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2005.

(7)          Incorporated by reference to the registrant’s Form 8-K filed with the SEC on December 12, 2005.

(8)          Incorporated by reference to the registrant’s Form 8-K filed with the SEC on January 4, 2006.

(9)          Incorporated by reference to the registrant’s Form 8-K filed with the SEC on January 18, 2006.

(10)   Incorporated by reference to the registrant’s Form 8-K filed with the SEC on February 16, 2006.

(11)   Incorporated by reference to the registrant’s Form 8-K filed with the SEC on February 27, 2006.

†                    Denotes a management contract or compensatory plan.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Fieldstone Investment Corporation and subsidiaries:

We have audited the accompanying consolidated statements of condition of Fieldstone Investment Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule IV listed in the Index in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fieldstone Investment Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(w), the accompanying 2004 and 2003 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

McLean, VA

April 14, 2006

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition
December 31, 2005 and 2004
(In thousands, except share and per share data)

	December 31, 2005	December 31, 2004 (As restated—see Note 1(w))
Assets
Cash	$33,536	61,681
Restricted cash	7,888	4,022
Mortgage loans held for sale, net	594,269	357,050
Mortgage loans held for investment	5,570,415	4,774,756
Allowance for loan losses—loans held for investment	(44,122)	(22,648)
Mortgage loans held for investment, net	5,526,293	4,752,108
Accounts receivable	7,201	9,326
Accrued interest receivable	29,940	22,420
Trustee receivable	130,237	91,082
Prepaid expenses and other assets	31,197	20,172
Derivative assets	35,223	21,315
Deferred tax asset	17,679	17,623
Furniture and equipment, net	10,151	9,815
Total assets	$6,423,614	5,366,614
Liabilities and Shareholders’ Equity
Warehouse financing—loans held for sale	$434,061	188,496
Warehouse financing—loans held for investment	378,707	521,506
Securitization financing	4,998,620	4,050,786
Reserve for losses—loans sold	35,082	33,302
Dividends payable	26,689	21,501
Accounts payable, accrued expenses and other liabilities	23,812	22,942
Total liabilities	5,896,971	4,838,533
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 48,513,985 and 48,855,876 shares issued as of December 31, 2005 and 2004, respectively	485	489
Paid-in capital	493,603	497,147
Accumulated earnings	37,093	36,430
Unearned compensation	(4,538)	(5,985)
Total shareholders’ equity	526,643	528,081
Total liabilities and shareholders’ equity	$6,423,614	5,366,614

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share data)

	Year Ended December 31,
	2005	2004 (As restated— see Note 1(w))	2003 (As restated— see Note 1(w))
Revenues:
Interest income:
Loans held for investment	$344,521	206,460	17,749
Loans held for sale	38,254	25,316	49,118
Total interest income	382,775	231,776	66,867
Interest expense:
Loans held for investment	198,688	69,039	5,137
Loans held for sale	17,792	5,498	17,424
Subordinated revolving line of credit	—	—	510
Total interest expense	216,480	74,537	23,071
Net interest income	166,295	157,239	43,796
Provision for loan losses—loans held for investment	30,065	21,556	2,078
Net interest income after provision for loan losses	136,230	135,683	41,718
Gains on sales of mortgage loans, net	66,158	52,147	117,882
Other income (expense)—portfolio derivatives	33,469	8,789	(3,398)
Fees and other income	1,414	3,714	3,188
Total revenues	237,271	200,333	159,390
Expenses:
Salaries and employee benefits	81,015	81,915	84,227
Occupancy	7,671	7,083	5,078
Depreciation and amortization	3,544	2,760	1,570
Servicing fees	8,718	6,499	213
General and administration	33,424	32,546	23,086
Total expenses	134,372	130,803	114,174
Income before income taxes	102,899	69,530	45,216
Income tax (expense) benefit	(3,509)	(5,934)	6,327
Net income	$99,390	63,596	51,543
Earnings per share of common stock:
Basic	$2.04	1.30	2.67
Diluted	$2.04	1.30	2.67
Basic weighted average common shares outstanding	48,449,872	48,328,271	19,288,586
Diluted weighted average common shares outstanding	48,464,445	48,370,502	19,288,586

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common shares outstanding	Common stock	Paid-in capital	Accumulated earnings	Unearned compensation	Treasury stock	Total shareholders’ equity
Balance at January 1, 2003	15,000	$151	$24,383	$12,546	$—	$(400)	$36,680
Dividends declared prior to the merger of FIC and FHC	—	—	—	(38,000)	—	—	(38,000)
Merger of FIC and FHC	—	(1)	(399)	—	—	400	—
Redemption of common stock	(14,224)	(142)	(187,965)	—	—	—	(188,107)
Issuance of common stock	47,550	475	654,350	—	—	—	654,825
Restricted stock issued	510	5	7,645	—	(7,650)	—	—
Restricted stock compensation expense	—	—	—	—	108	—	108
Stock options compensation expense	—	—	216	—	—	—	216
Net income (as restated—see Note 1(w))	—	—	—	51,543	—	—	51,543
Balance at December 31, 2003 (as restated—see Note 1(w))	48,836	488	498,230	26,089	(7,542)	—	517,265
Restricted stock issued	30	1	537	—	(538)	—	—
Restricted stock forfeited	(15)	—	(225)	—	225	—	—
Restricted stock repurchased and cancelled	(9)	—	(162)	—	—	—	(162)
Restricted stock compensation expense	—	—	—	—	1,870	—	1,870
Stock options compensation expense	—	—	285	—	—	—	285
Stock options exercised	14	—	216	—	—	—	216
Costs relating to the equity registration	—	—	(1,734)	—	—	—	(1,734)
Dividends declared	—	—	—	(53,255)	—	—	(53,255)
Net income (as restated—see Note 1(w))	—	—	—	63,596	—	—	63,596
Balance at December 31, 2004 (as restated—see Note 1(w))	48,856	489	497,147	36,430	(5,985)	—	528,081
Restricted stock awarded	—	—	587	—	(587)	—	—
Restricted stock forfeited	(38)	(1)	(562)	—	563	—	—
Restricted stock repurchased and cancelled	(11)	—	(129)	—	—	—	(129)
Restricted stock compensation expense	—	—	—	—	1,471	—	1,471
Stock options compensation expense	—	—	302	—	—	—	302
Stock options exercised	3	—	37	—	—	—	37
Common shares repurchased	(296)	(3)	(3,346)	—	—	—	(3,349)
Costs relating to the equity registration	—	—	(433)	—	—	—	(433)
Dividends declared	—	—	—	(98,727)	—	—	(98,727)
Net income	—	—	—	99,390	—	—	99,390
Balance at December 31, 2005	48,514	$485	$493,603	$37,093	$(4,538)	$—	$526,643

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Year Ended December 31,
	2005	2004	2003
		(As restated— see Note 1(w))	(As restated— see Note 1(w))
Cash flows from operating activities:
Net income	$99,390	63,596	51,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,544	2,760	1,570
Amortization of deferred origination costs—loans held for investment	25,515	12,710	606
Amortization of securitization issuance costs	10,536	4,586	230
Amortization of bond discount	425	512	107
Provision for losses—sold loans	5,456	9,424	26,198
Provision for loan losses—loans held for investment	30,065	21,556	2,078
(Increase) decrease in accounts receivable	2,125	(6,625)	225
Increase in accrued interest receivable	(7,520)	(16,870)	(3,805)
Increase in trustee receivable	(39,155)	(84,658)	(6,424)
Funding of mortgage loans held for sale	(4,087,819)	(3,361,746)	(6,518,554)
Proceeds from sales and payments of mortgage loans held for sale	3,737,609	3,505,835	6,369,132
Increase in prepaid expenses and other assets	(11,017)	(15,176)	(4,227)
(Increase) decrease in deferred tax asset, net	(56)	3,550	(7,076)
(Increase) decrease in fair market value of derivative instruments	(8,451)	(21,483)	4,456
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,100	(8,582)	(3,238)
Stock compensation expense	2,017	2,155	324
Net cash provided by (used in) operating activities	(236,236)	111,544	(86,855)
Cash flows from investing activities:
Funding of mortgage loans held for investment	(3,367,932)	(4,154,797)	(862,193)
Payments and proceeds from sales of mortgage loans held for investment	2,621,554	689,995	9,745
(Increase) decrease in restricted cash	(3,866)	8,028	(3,673)
Purchase of furniture and equipment, net	(3,801)	(7,233)	(3,722)
Proceeds from sale of real estate owned	15,305	3,858	1,012
Net cash used in investing activities	(738,740)	(3,460,149)	(858,831)
Cash flows from financing activities:
Proceeds from warehouse financing—loans held for sale	3,496,201	2,916,624	9,144,088
Repayment of warehouse financing—loans held for sale	(3,250,636)	(3,178,584)	(9,483,056)
Proceeds from warehouse financing—loans held for investment	2,634,914	4,985,061	1,219,032
Repayment of warehouse financing—loans held for investment	(2,777,713)	(5,000,687)	(681,900)
Proceeds from securitization financing	2,891,690	4,154,697	494,634
Repayment of securitization financing	(1,944,281)	(591,645)	(7,519)
Repayment of subordinated revolving line	—	—	(12,000)
Dividends paid	(93,770)	(31,754)	(38,000)
Purchase of derivative instruments	(5,700)	—	(2,980)
Purchases of common stock	(3,349)	—	—
Proceeds from (costs relating to) the issuance of common stock	(433)	(1,734)	654,825
Redemption of common stock	—	—	(188,107)
Restricted stock repurchased and cancelled	(129)	(162)	—
Proceeds from exercise of stock options	37	216	—
Net cash provided by financing activities	946,831	3,252,032	1,099,017
Net increase (decrease) in cash	(28,145)	(96,573)	153,331
Cash at the beginning of the year	61,681	158,254	4,923
Cash at the end of the year	$33,536	61,681	158,254
Supplemental disclosures:
Cash paid for interest	$213,405	72,868	23,482
Cash paid (received) for taxes	(255)	10,187	3,470
Non-cash investing and financing activities:
Transfer from mortgage loans held for sale to real estate owned	867	998	2,437
Transfer from mortgage loans held for investment to real estate owned	34,062	6,213	—
Transfer from mortgage loans held for sale to mortgage loans held for investment	108,639	—	477,077
Transfer from mortgage loans held for investment to mortgage loans held for sale	639,469	—	—

See accompanying notes to consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)          Organization and Summary of Significant Accounting Policies

(a)         Organization

Fieldstone Investment Corporation (FIC) was incorporated in the State of Maryland on August 20, 2003, as a wholly owned subsidiary of Fieldstone Holdings Corp. (FHC). FHC was incorporated in the State of Delaware in February 1998 as a C Corporation. In July 1998, FHC purchased 100% of the shares of Fieldstone Mortgage Company (FMC). In November 2001, FMC established a wholly-owned subsidiary, Fieldstone Mortgage SPE (ML)-I, L.L.C., a Delaware limited liability company, to engage in loan repurchase transactions with a financial services corporation with which FMC has a master repurchase agreement. This subsidiary was dissolved in December 2004. Prior to 2003, FHC operated as a taxable C corporation. Effective January 1, 2003, FHC elected to be taxed as an S Corporation, and FMC was treated as a qualified sub-chapter S subsidiary.

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

In February of 2004, FIC formed two wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp. (FMOC) and Fieldstone Servicing Corp. (FSC), as Maryland corporations, which are treated as qualified REIT subsidiaries. FMOC holds securities and ownership interests in owner trusts and other financing vehicles, including securities issued by FIC or on FIC’s behalf. FMOC holds the residual interest in FIC’s securitized pools, as well as any derivatives designated as economic interest rate hedges related to securitized debt. FSC holds the rights to direct the servicing of the mortgage loans held for investment.

In May of 2005, FIC formed a wholly owned, limited purpose financing subsidiary, Fieldstone Mortgage Investment Corporation (FMIC), a Maryland corporation, which is treated as a qualified REIT subsidiary. FMIC was formed for the purpose of facilitating the financing and sale of mortgage loans and mortgage-related assets by issuing and selling securities secured primarily by, or evidencing interests in, mortgage loans and mortgage-related assets.

The accompanying consolidated financial statements include the accounts of Fieldstone Investment Corporation and its subsidiaries (together the Company). All intercompany balances and transactions have been eliminated in consolidation.

FMC originates, purchases and sells non-conforming and conforming residential mortgage loans and engages in other activities related to mortgage banking. In 2005, FMC originated mortgage loans through wholesale and retail business channels through its network of over 4,700 independent mortgage brokers and its branch offices located throughout the country.

The non-conforming loans that are originated are underwritten in accordance with FMC’s underwriting guidelines, which are designed to evaluate a borrower’s credit history, capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. The conforming loans that are originated are loans that meet the underwriting criteria required for a mortgage loan to be saleable to a Government Sponsored Entity (GSE), such as Fannie Mae or Freddie Mac, or institutional investors.

A substantial portion of the non-conforming loans originated by FMC are closed by FMC using funds advanced by FIC, with a simultaneous assignment of the loans to FIC. These loans are held for investment, and financed by warehouse debt and by issuing mortgage-backed securities secured by these loans. FMC sells the portion of the non-conforming loans not held for investment and all of the conforming loans that it originates on a whole-loan, servicing-released basis. FMC provides interim servicing on the loans held for sale from the time of funding until the time the loans are transferred to the permanent servicer, which is generally between 30 and 45 days after funding of the loan. With regard to the loans held for investment, the servicing rights are transferred to FSC. Pursuant to an agreement, JPMorgan Chase Bank, National Association acts as sub-servicer of the non-conforming loans held for investment. The sub-servicer has primary responsibility for performing the servicing functions with respect to the loans, including all collection, advancing and loan level reporting obligations, maintenance of custodial and escrow accounts, maintenance of insurance and enforcement of foreclosure proceedings.

FMC is licensed or exempt from licensing requirements to originate residential mortgages in 48 states and the District of Columbia. FIC is licensed or exempt from licensing requirements to fund residential mortgage loans and acquire closed residential mortgage loans in all states in which it operates.

(b)          Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include (i) an estimate of the representation and warranty liabilities related to the sale of mortgage loans; (ii) an estimate of losses inherent in mortgage loans held for investment, which is used to determine the related allowance for loan losses and realizable value of the Company’s accrued interest receivable; (iii) an estimate of the future loan prepayment rate of mortgage loans held for investment, which is used in the calculation of deferred origination and bond issuance cost amortization; (iv) the non-cash mark to market valuation of the interest rate swaps which economically hedge the Company’s securitization debt and (v) the fair market value of equity compensation awards. Actual results could differ from those estimates. Amounts on the consolidated statements of operations most affected by the use of estimates are the reserve for losses—loans sold (which is a component of gains on sales of mortgage loans, net), provision for loan losses—loans held for investment, interest income—loans held for investment, derivative valuations (which are a component of other income (expense)—portfolio derivatives), stock-based compensation (which is a component of salaries and employee benefits) and deferred origination and bond issuance costs (which are components of net interest income after provision for loan losses for loans held for investment and gains on sales of mortgage loans, net, for loans held for sale).

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

(f)            Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net primarily consist of mortgage loans secured by single-family residential properties. Loan origination fees, discount points and certain direct origination costs associated with loans held for investment are deferred and amortized over the life of the loans as an adjustment to interest income using the level yield method. Management utilizes an estimate of the prepayment speed of the loans to forecast the remaining average life of the loans in determining the amortization. Prepayment fee income is included in interest income—loans held for investment when collected for loans in which a borrower chooses to prepay before a contractual time period.

Loans are placed in non-accrual status when they are past-due ninety days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt. At the time the loan is placed on non-accrual status, all previously accrued but uncollectible interest is reversed against current period interest income. A loan remains in non-accrual status until the loan becomes less than ninety day contractually past due. Cash receipts of full monthly payment(s) during the non-accrual period are applied first to the principal and interest due on the oldest outstanding monthly payment. Partial payments are placed in suspense by the servicer until a full monthly periodic payment is received or final disposition of the property, whichever occurs first. In addition, we reserve for interest income accrued on our pool of homogeneous 30 and 60 day delinquent loans on the basis of the same industry loss roll rate assumptions, by estimating the interest due on our pool of homogeneous loans which will migrate to non-accrual status in the future. Loans are charged-off when a loan or a portion thereof is considered uncollectible or at the time the loan is transferred to real estate owned.

(g)          Allowance for Loan Losses—Loans Held for Investment

The allowance for loan losses is increased by provisions for loan losses, which are charged to current period operations, and any recoveries. The allowance is decreased by realized losses determined to be the difference between the outstanding loan amount and the fair value of the property less estimated selling costs. In determining an adequate allowance, management makes numerous assumptions and estimates. These underlying assumptions and estimates are continually evaluated and updated to reflect management’s current assessment of the value of the underlying collateral, and other relevant factors affecting portfolio credit quality and inherent losses.

The Company defines the beginning of the loss emergence period for a mortgage loan to be the occurrence of a contractual delinquency greater than thirty days. On a monthly basis, loans meeting this criterion are included in a determination of the allowance for loan losses, which utilizes industry roll rate experience to assess the likelihood and severity of portfolio losses. Management believes that the allowance for loan losses is a reasonable estimate of the expected losses inherent in the portfolio of loans held for investment. The Company does not assess loans individually for impairment due to the homogeneous nature of the loans, which are collectively evaluated for impairment.

(h)         Derivatives

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement No. 133) as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” All derivatives are recognized on the consolidated statements of condition at their fair value. In the normal course of business, the Company enters into contractual commitments to extend credit to finance one-to-four family homes. The commitments, which contain fixed expiration dates, become effective when the borrowers lock-in a specified interest rate within time frames established by the Company (“interest rate locks”). Interest rate risk arises if interest rates move adversely between the time of the lock-in of rates by the borrower and the sale of the loan. The interest rate locks related to loans that are intended to be sold are considered derivatives.

To mitigate the effect of the interest rate risk on loans intended to be sold, inherent in providing interest rate lock commitments for loans from the lock-in date to the fund date, the Company enters into mandatory delivery forward sale contracts of mortgage-backed securities (MBS) and treasury securities. Both the interest rate lock commitments and the mandatory forward delivery contracts are undesignated derivatives under Statement No. 133 and accordingly are marked to market through earnings, and recorded as a component of gains on sales of mortgage loans, net in the consolidated statements of operations. Mark to market adjustments on interest rate lock commitments are recorded from the inception of the interest rate lock through the date the underlying loan funds. Any mark to market adjustment during the interest rate lock period is recorded to current period earnings as a component of gains on sales of mortgage loans, net, and carried as a basis adjustment to the funded loan. As required by Statement No. 133, mark to market adjustments subsequent to funding are recorded only for those loans that have been included in a designated fair value hedge model in accordance with Statement No. 133. Although the mandatory forward sales do serve as an economic hedge of the loans, the forward sales and the loans have not been designated as a qualifying fair value hedge under Statement No. 133, and the closed loans pending sale are recorded at the lower of cost or market value.

The Company mitigates the adverse effects of interest rate changes on cash flows as a result of changes in the benchmark interest rate, in this case, LIBOR, of the interest payments on warehouse financing and securitization financing (both variable rate debt) by using derivatives, including interest rate swaps and caps. These derivatives are not classified as cash flow hedges under Statement No. 133. For derivative financial instruments not designated as cash flow hedge instruments, the Company recognizes realized and unrealized changes in fair value in current period earnings as a component of other income (expense)—portfolio derivatives, on the consolidated statement of operations during the period in which the changes occur or when the instruments are settled. The periodic net cash settlements and any gain or loss on terminated swaps, are also reported as a component of other income (expense)—portfolio derivatives. The Company also entered into an interest rate cap agreement to manage interest rate changes relative to its first securitization in the fourth quarter of 2003. The cap, which expired in the third quarter of 2005, was not designated in a qualifying hedging relationship, and as such, realized and unrealized changes in the fair value were recognized in current period earnings during the period in which the changes occurred.

The Company’s derivatives are considered economic hedges of interest rate volatility, and the Company does not engage in other derivative trading activities.

The Company has classified cash activities associated with derivatives in operating activities in the Consolidated Statements of Cash Flows.

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

(j)             Real Estate Owned

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value, less estimated selling costs. Fair value is estimated based upon a third-party appraisal of the properties. Management periodically evaluates the recoverability of such real estate properties and records write-downs for any subsequent declines in value. Gains or losses on the sale of such foreclosed properties are recognized upon disposition. The balance of real estate owned, included in prepaid expenses and other assets on the consolidated statements of condition was $15.0 million and $4.4 million as of December 31, 2005 and 2004, respectively.

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

(l)             Goodwill

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill, which represents the excess of purchase price over fair value of net assets acquired in a business combination, ceased on January 1, 2002, and the remaining unamortized goodwill is assessed for impairment annually. The Company assesses the recoverability of goodwill through an annual evaluation of the undiscounted future operating cash flows of the acquired operation. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. During 2005, one branch office relating to prior business combinations was closed. Goodwill, recorded as a component of prepaid expenses and other assets on the consolidated statements of condition, was reduced to recognize the impairment in connection with the closed branch by $79.6 thousand in 2005, to a balance of $70.0 thousand as of December 31, 2005.

(m)      Securitization Financing

The Company accounts for its securitizations of mortgage loans as secured financing transactions, and accordingly, holds the securitized mortgage loans for investment. The securitizations do not meet the qualifying special purpose entity criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” because after the loans are securitized, the securitization trust may acquire derivatives with notional balances in excess of beneficial interests formed in the securitization and the trust allows the servicer certain discretion in selling non-performing loans. Accordingly, following a securitization, the mortgage loans and the related debt remain on the consolidated statements of condition and the securitization bond indebtedness to third-parties replaces the warehouse debt associated with the securitized mortgage loans. The Company may also borrow funds from credit facilities by pledging a portfolio of non-prime mortgage-backed securities which it has retained. Debt issuance costs are recorded as a component of prepaid expenses and other assets on the consolidated statements of condition, and include underwriting fees, rating agency fees and certain direct issuance costs associated with the securitizations which are amortized over the life of the debt as an adjustment to interest expense using the level yield method. Management utilizes an estimate of the prepayment speed of the loans, and associated debt repayment, to forecast the remaining average life of the debt in determining the deferred cost amortization.

(n)         Gains on Sales of Mortgage Loans

Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price and the carrying value of the related loans sold. Such gains and losses are increased or decreased by the amount of any servicing-released premiums received. Non-refundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized as an adjustment to gain on sale, when the loans are sold.

(o)          Other Income (Expense)—Portfolio Derivatives

Other income (expense)—portfolio derivatives, includes the gain or loss from any undesignated derivatives used to manage the financing costs of the Company’s loans held for investment. The gain or loss is comprised of (i) the change in the periodic mark to market of the future value of the interest rate swaps and caps in effect as of period end, (ii) the net cash settlements from the swaps and caps in place during the reporting period, and (iii) any net cash gain or loss received if the derivative is terminated before maturity, if applicable.

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

The Company accounts for its income taxes related to FMC under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the subsequent years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws are not anticipated. If necessary, a valuation allowance is established based upon an evaluation of the likelihood of realization of the deferred tax assets.

(q)          Stock-Based Compensation

The Company adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (Statement No. 148), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (Statement No. 123). Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of the common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black Scholes option pricing model.

(r)           Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding after adjusting for the effects of dilutive potential common shares. The dilutive effects of options and non-vested restricted stock issued under stock-based compensation plans are computed using the treasury stock method.

(s)           Equity Registration Costs

The Company capitalized through a direct reduction to additional paid-in capital the underwriting fees and issuance costs related to its private placement offering of 47.15 million shares of $.01 par value common stock in the fourth quarter of 2003. During the fourth quarter of 2003, the Company incurred and capitalized issuance costs of $3.3 million. During the years ended December 31, 2004 and 2005, the Company incurred and capitalized costs associated with the registration of those shares with the Securities and Exchange Commission of $1.7 million and $0.4 million, respectively.

(t)            Concentration of Credit Risk

The non-conforming mortgage loans that the Company originates primarily consist of adjustable-rate mortgage (ARM) loans, the payments on which are adjustable from time to time as interest rates change, generally after an initial two-year period during which the loans’ interest rates are fixed and do not change. After the initial fixed rate period, the borrowers’ payments on their ARM loans adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. For the years ended December 31, 2005 and 2004, 55% and 49%, respectively, of the non-conforming mortgage ARM loan originations also have an “interest only” feature for the first five years of the loan, so that the borrowers do not begin to repay the principal balance of the loans until after the fifth year of the loans. After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining years of the loan.

These features will likely result in the borrowers’ payments increasing in the future. The interest adjustment feature generally will result in an increased payment after the second year of the loan and the interest only feature will result in an increased payment after the fifth year of the loan. Since these features will increase the debt service requirements of the borrowers, it may increase the risk of default on the Company’s investment portfolio of non-conforming loans for loans that remain in the Company’s portfolio for at least two years (relative to the ARM feature) or for five years (relative to the interest only feature).

For the years ended December 31, 2005 and 2004, 53% and 45%, respectively, of non-conforming loan originations, were underwritten with little or no supporting documentation of the borrowers’ income, under the Company’s “stated income” loan programs. The Company mitigates its risk on “stated income” loans by establishing minimum credit score standards. Based on its experiences with similar loans in the past, and on industry performance data, the Company believes its strict underwriting guidelines relating to non-conforming loans that are originated help the Company to evaluate a borrower’s credit history, willingness and ability to repay the loans as well as the value and adequacy of the borrower’s collateral. The Company’s underwriting guidelines are designed to balance the credit risk of the borrower with the loan-to-value (LTV) and interest rate of the loan.

In addition, for the years ended December, 2005 and 2004, 41% and 45%, respectively of the non-conforming loan originations include loans secured by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster in California could adversely affect the value of the mortgaged properties in that state and increase the risk of delinquency, foreclosure, bankruptcy or loss on the non-conforming mortgage loans in the Company’s investment portfolio. The Company’s non-conforming loan originations are concentrated heavily in California because it is the largest mortgage market in the U.S. and the Company’s underwriting, product design and pricing philosophies address the characteristics of California borrowers, which the Company believes to be: non-standard credit profiles, interest in low downpayment products, payment-focused and higher home values.

(u)         Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting For Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140,” (Statement No. 155). Statement No. 155 amends Statement No. 133, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Statement No. 155 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt Statement No. 155, as applicable, beginning in fiscal year 2007. Management believes that the implementation of Statement No. 155 will not have a material effect on our results of operations, statements of condition or cash flows.

In December 2005, the FASB issued Staff Position 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk,” (FSP 94-6-1). FSP 94-6-1 clarifies that loan products that expose an originator, holder, investor, guarantor or servicer to an increased risk of non-payment or not realizing the full value of the loan, such as non-traditional loan products, may result in a concentration of credit risk as defined in Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (Statement No. 107). FSP 94-6-1 also emphasizes the requirement to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The guidance under FSP 94-6-1 is effective for interim and annual reporting periods ending December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of Statement No. 107 should be provided for all periods presented. The adoption of FSP 94-6-1 did not have a significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. Statement No. 123R is effective for interim or annual reporting periods beginning after June 15, 2005. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 expresses the views of the SEC regarding Statement No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005. In November 2003, the Company adopted the fair value method of accounting for grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”  Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. Management believes that the implementation of Statement No. 123R and SAB No. 107 will not have a material effect on the Company’s results of operations or statements of condition or cash flows.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (SOP 03-3) which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in a purchase business combination but does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The implementation of SOP 03-3 did not have a material effect on the Company’s results of operations, statements of condition or cash flows.

(v)           Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Included in these reclassifications is the reclassification of changes in restricted cash from cash flows from operating activities to cash flows from investing activities in the amounts of $8.0 million and $(3.7) million for the years ended December 31, 2004 and 2003, respectively.

(w)   Restatement

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management identified errors in the accounting for income taxes related to the sale of loans by FMC, the Company’s taxable REIT subsidiary, to FIC, which operates as a REIT, in the fourth quarter of 2003 and the second quarter of 2005. In each of these periods, the Company had previously recognized the entire income tax expense related to the gain on sale earned by FMC on these sales of non-conforming loans to FIC for inclusion in its investment portfolio. However, the Company has determined that it should have deferred the portion of the income tax expense related to those loans, related to the intercompany sale, that remained on the Company’s consolidated statements of condition at each period end. Such deferred tax asset should have been recognized as expense over the life of the loans. As a result, the Company has restated the accompanying 2004 and 2003 consolidated financial statements.

A summary of the significant effects of the restatement on the accompanying 2004 and 2003 consolidated financial statements is as follows (in thousands, except per share data):

Consolidated Statement of Condition:	December 31, 2004
	Deferred Tax Asset	Total Shareholder’s Equity
As previously reported	$15,880	526,338
Income tax adjustment	1,743	1,743
As restated.	$17,623	528,081

Consolidated Statements of Operations:

	Year Ended December 31,
	2004			2003
	Income Tax (Expense) Benefit	Net Income	Earnings Per Share (Diluted)	Income Tax (Expense) Benefit	Net Income	Earnings Per Share (Diluted)
As previously reported	$(3,966)	65,564	1.34	2,616	47,832	2.47
Income tax adjustment	(1,968)	(1,968)	(0.04)	3,711	3,711	0.20
As restated.	$(5,934)	63,596	1.30	6,327	51,543	2.67

(2)          Mortgage Loans Held for Sale and Reserve for Losses—Sold Loans

Mortgage loans that the Company acquires or originates with the intent to sell in the foreseeable future are initially recorded at cost including any premium paid or discount received, adjusted for the fair value change during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried on the books at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Mortgage loans held for sale	$591,840	356,408
Net deferred origination costs	1,547	1,031
Premium, net of discount	1,987	1,505
Allowance for lower of cost or market value	(1,105)	(1,894)
Total	$594,269	357,050

The Company maintains a reserve for its representation and warranty liabilities related to the sale of loans and for its contractual obligations to rebate a portion of any premium paid by an investor when a sold loan prepays within an agreed period. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold, and is calculated as the fair value of liabilities reasonably estimated to occur during the life of the related sold loans. The provision is recorded as a reduction of gain on sale of loans. At December 31, 2005 and 2004, mortgage loans held for sale included approximately $1.7 million and $2.4 million, respectively, of loans repurchased pursuant to the provisions described in the preceding sentence, net of valuation allowance. Net realized losses on sold loans, primarily related to early payment defaults, premium recaptures on early payoffs and representation and warranty liability totaled $3.7 million, $8.1 million and $9.8 million, or 0.08%, 0.23% and 0.15% of total loan sales in 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company had $5.2 million of loans deemed to be unsaleable at standard sale premiums compared to $6.6 million at December 31, 2004. The Company recorded a valuation allowance of $1.1 million and $1.9 million, as of December 31, 2005 and 2004, respectively, for these loans unsaleable at standard sale premiums.

The reserve for losses—loans sold is summarized as follows for the years ended December 31, 2003, 2004, and 2005 (in thousands):

Balance at December 31, 2002	$15,590
Provision.	26,198
Realized losses	(11,415)
Recoveries	1,592
Balance at December 31, 2003	31,965
Provision	9,424
Realized losses	(9,591)
Recoveries	1,504
Balance at December 31, 2004	33,302
Provision	5,456
Realized losses	(4,989)
Recoveries	1,313
Balance at December 31, 2005	$35,082

The reserve for losses—loans sold primarily relates to loan sales of  $4.4 billion, $3.5 billion and $6.4 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following is a detail of the mortgage loans held for investment, net as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004
Securitized mortgage loans held for investment	$5,043,762	4,156,790
Mortgage loans held for investment—warehouse financed	486,454	578,273
Net deferred origination fees and costs	40,199	39,693
Mortgage loans held for investment	5,570,415	4,774,756
Allowance for loan losses—loans held for investment	(44,122)	(22,648)
Mortgage loans held for investment, net	$5,526,293	4,752,108

The allowance for loan losses—loans held for investment is summarized as follows for the years ended December 31, 2003, 2004 and 2005 (in thousands):

Balance at December 31, 2002	$—
Provision	2,078
Charge-offs	—
Recoveries	—
Balance at December 31, 2003	2,078
Provision	21,556
Charge-offs	(986)
Recoveries	—
Balance at December 31, 2004	22,648
Provision	30,065
Charge-offs	(9,438)
Recoveries.	847
Balance at December 31, 2005	$44,122

Mortgage loans held for investment, which were on non-accrual status for interest income recognition due to delinquencies greater than ninety days were $150.3 million and $40.6 million as of December 31, 2005 and 2004, respectively, and averaged $91.4 million and $17.9 million during the year ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, the Company reversed previously accrued interest income relating to non-performing and delinquent loans, which would ordinarily have been recognized per contractual loan terms, of $7.9 million and $1.9 million, respectively. Interest income reversed on delinquent loans during 2003 was immaterial.

At December 31, 2005 and 2004, approximately 41.3% and 47.3%, respectively, of mortgage loans held for investment were collateralized by properties located in the state of California.

(4)          Furniture and Equipment

The components of furniture and equipment, net at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Furniture and fixtures	$3,441	3,272
Leasehold improvements	1,684	1,049
Equipment	8,404	8,227
Data processing software	6,807	5,350
	20,336	17,898
Less accumulated depreciation and amortization	(10,185)	(8,083)
Furniture and fixtures, net	$10,151	9,815

Depreciation and amortization expense for 2005, 2004, and 2003 was $3.5 million, $2.8 million, and $1.6 million, respectively.

(5)          Warehouse Financing, Loans Held for Sale and Loans Held for Investment

At December 31, 2005, the Company had a total of $1.875 billion of warehouse lines of credit and repurchase facilities with six financial entities. Committed facilities comprise $1.825 billion of the total available, with uncommitted facilities totaling $0.050 billion. At December 31, 2004, the Company had a total of $1.900 billion of warehouse lines of credit and repurchase facilities with six financial entities.

Committed facilities comprise $1.850 billion of the total available, with uncommitted facilities totaling $0.050 billion. The facilities are short-term liabilities, secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

Warehouse lines of credit and repurchase facilities consist of the following at December 31, 2005 and 2004 (dollars in millions):

Agreements as of December 31, 2005			Amount Outstanding as of
	Amount	Maturity	December 31,
Lender	Available	Date	2005	2004
Countrywide Warehouse Lending	$75.0	August 2006	$34.3	21.5
Countrywide Early Purchase Program	50.0	Uncommitted	—	—
Credit Suisse First Boston Mortgage Capital	400.0	February 2006(1)	195.2	291.1
Credit Suisse, New York Branch Commercial Paper Facility	600.0	July 2006	415.8	—
Guaranty Bank	—	Not Renewed	—	25.6
JPMorgan Chase Bank	150.0	April 2006(2)	53.9	77.3
Lehman Brothers Bank	300.0	December 2006	51.7	228.0
Merrill Lynch Bank USA	300.0	November 2006	61.9	66.5
Total	$1,875.0		$812.8	710.0

(1)          In the first quarter of 2006, the Credit Suisse First Boston Mortgage Capital facility was extended through April 30, 2006.

(2)          In the second quarter of 2006 the JPMorgan Chase Bank facility was extended through June 16, 2006.

The average outstanding amounts under these agreements were $876.2 million, $820.6 million and $722.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The maximum amount outstanding under these agreements at any month-end during the years ended December 31, 2005, 2004 and 2003 was $1.3 billion, $1.3 billion and $1.1 billion, respectively. The weighted average interest rate as of December 31, 2005 and 2004 was 4.7% and 3.3%, respectively. The interest rates are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees.

A summary of coupon interest expense and facilities fees, included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the warehouse lines of credit and repurchase facilities for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

	2005		2004		2003
	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$35,563	4.0%	$19,139	2.3%	$18,031	2.5%
Facilities fees	3,313	0.4%	3,512	0.4%	2,120	0.3%
Total	$38,876	4.4%	$22,651	2.7%	$20,151	2.8%

The warehouse lines and repurchase facilities generally have a term of 364 days or less. The Credit Suisse First Boston Mortgage Capital repurchase facility has been extended through April 2006. Management expects to renew these lines of credit prior to their respective maturity dates. The credit facilities are secured by substantially all of our mortgage loans and contain customary financial and operating covenants that require us to maintain specified levels of liquidity and net worth, maintain specified levels of profitability, restrict indebtedness and investments and require compliance with applicable laws. The Company was in compliance with all of these covenants at December 31, 2005.

(6)          Securitization Financing

During the years ended December 31, 2005 and 2004, the Company issued $2.7 billion and $4.2 billion, respectively, of mortgage-backed bonds through securitization trusts to finance the Company’s portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. The estimated average life of the bonds is approximately 21 months, and is based on estimates and assumptions made by management. The actual period from inception to maturity may differ from management’s expectations. The Company retains the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for each pool falls below 20% of the original principal balance, with the exception of 2003-1 which may be repaid when the principal balance falls below 10% of the original collateralized amount. The securitization financings include a step up stipulation which provides that the bond margin over LIBOR will increase 1.5 to 2.0 times the original margin if the option to repay the bonds is not exercised, per the contractual provisions. The bonds are repaid from the cash flows derived from the mortgage loans pledged to the trust.

On October 11, 2005, FMOC entered into a master repurchase agreement with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc. Under the repurchase facility FMOC may borrow up to an aggregate amount of $200 million from Liquid Funding by pledging a portfolio of non-prime mortgage-backed securities (Retained Securities). The facility is scheduled to remain open indefinitely, but may be terminated by either party at any time upon proper notice, and bears interest at an annual rate of LIBOR plus an additional percentage. The specific pricing terms and composition and amount of Retained Securities pledged in each transaction will be determined by the parties on a transaction by transaction basis. As of December 31, 2005, $86.1 million of borrowings are outstanding under this agreement.

On October 21, 2005, FMOC entered into a master repurchase agreement with Lehman Brothers Inc. and Lehman Brothers Commercial Paper Inc. (together Lehman Brothers). Under the repurchase facility FMOC may borrow up to an aggregate amount of $200 million from Lehman Brothers by pledging a portfolio of non-prime mortgage-backed securities (Retained Securities). The facility is scheduled to remain open indefinitely, but may be terminated by either party at any time, upon proper notice, and bears interest at an annual rate of LIBOR plus an additional percentage. The specific pricing terms and composition and amount of Retained Securities pledged in each transaction will be determined by the parties on a transaction by transaction basis. As of December 31, 2005, $62.8 million of borrowings are outstanding under this agreement.

The following is a summary of the securitizations issued by series during the years ended December 31, 2004 and 2005 (dollars in millions):

	FMIT 2004-1	FMIT 2004-2	FMIT 2004-3	FMIT 2004-4	FMIT 2004-5	FMIT 2005-1	FMIT 2005-2	FMIT 2005-3
Bonds issued	$652	844	949	845	864	729	911	1,094
Loans pledged	$681	880	1,000	879	900	750	967	1,165
Deferred bond issuance costs	$2.4	2.8	3.3	3.3	2.9	2.7	3.3	3.7
Weighted average spread over LIBOR	0.50%	0.47%	0.48%	0.51%	0.53%	0.40%	0.38%	0.37%
Financing costs—LIBOR plus	0.29% - 1.80%	0.24% - 2.15%	0.27% - 2.15%	0.33% - 1.80%	0.24% - 1.85%	0.12% - 2.00%	0.12% - 1.35%	0.12% - 1.45%

The average securitization financing outstanding was $4.4 billion, $2.3 billion and $115.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The unamortized bond issuance costs at December 31, 2005 and  2004 were $11.6 million and  $12.5 million, respectively.

A summary of coupon interest expense, amortization of deferred issuance costs and original issue discount, included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the securitization financing for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005		2004		2003
	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$166,643	3.8%	46,788	2.1%	2,073	1.8%
Amortization of deferred costs	10,536	0.2%	4,586	0.2%	230	0.2%
Amortization of bond discount	425	0.0%	512	0.0%	107	0.1%
Total	$177,604	4.0%	51,886	2.3%	2,410	2.1%

The following is a summary of the outstanding securitization bond financing and weighted average interest rate by series as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005		December 31, 2004
FMIT Series 2005-3	$1,089,820	4.7%	—	—%
FMIT Series 2005-2	872,455	4.7%	—	—%
FMIT Series 2005-1	555,650	4.7%	—	—%
FMIT Series 2004-5	595,481	4.9%	861,403	2.9%
FMIT Series 2004-4	518,283	4.9%	816,527	2.9%
FMIT Series 2004-3	523,296	4.9%	879,659	2.8%
FMIT Series 2004-2	377,500	4.9%	692,854	2.8%
FMIT Series 2004-1	233,977	5.0%	484,025	2.9%
FMIC Series 2003-1	83,308	6.1%	316,817	3.1%
	4,849,770	4.8%	4,051,285	2.9%
Unamortized bond discount	(74)		(499)
Subtotal securitization bond financing	4,849,696		4,050,786
Liquid Funding repurchase facility	86,079		—
Lehman Brothers repurchase facility	62,845		—
Total securitization financing	$4,998,620		4,050,786

Expected principal maturity of the securitization bond debt, which is based on expected loan prepayments, is as follows (in thousands):

December 31,	Expected Maturity
2006	$2,737,832
2007	1,300,639
2008	421,783
2009	389,516
$4,849,770

The current carrying amount of the mortgage loans pledged to the trusts was $5.0 billion and $4.2 billion as of December 31, 2005 and 2004, respectively.

(7)          Derivatives and Hedging Activities

Derivatives Relating to Mortgage Loans Held for Sale

At December 31, 2005 and 2004, respectively, the fair value of conforming interest rate lock commitments was $8.8 thousand and $0.03 million, and the corresponding fair value of mandatory forward sale commitments was $(0.1) million and $(0.2) million. All derivatives are recognized on the consolidated statements of condition at their fair value. In addition to these market adjustments for open interest rate locks and mandatory forward sales, at December 31, 2005 and 2004, a basis adjustment of $(0.01) million and $0.01 million, respectively, has been recorded related to the closed loans pending sale and is included in mortgage loans held for sale, net in the consolidated statements of condition.

To mitigate the interest rate risk associated with non-conforming loans, the Company entered into treasury note forward sales contracts. At December 31, 2005 and December 31, 2004, the fair value of the treasury note sales contracts was $(0.6) million and $(0.05) million, respectively. The fair value of non-conforming interest rate lock commitments was $(0.04) million at December 31, 2005 and $(0.02) million at December 31, 2004. A basis adjustment of less than $0.1 million has been recorded related to the closed non-conforming loans pending sale as of December 31, 2005 and 2004 due to the short time period from borrower lock to loan funding.

Derivatives Relating to Mortgage Loans Held for Investment

In conjunction with the financing of its portfolio of loans held for investment, the Company entered into interest rate swaps designed to be economic hedges of the floating rate debt of the warehouse and securitization debt. In addition, in 2005, the Company paid $5.7 million to enter into below market interest rate swaps. At December 31, 2005 the fair value of 26 interest rate swaps with positive fair values was $35.2 million and the fair value of three swaps with negative fair values was $(0.2) million, for a net fair value of $35.0 million. At December 31, 2004 the fair value of 16 interest rate swaps with positive fair values was $20.8 million and the fair value of three swaps with negative fair values was $(0.9) million, for a net fair value of $19.9 million. The swaps are not classified as cash flow hedges under Statement No. 133, and therefore, the mark to market valuation increase of $9.5 million and $22.1 million has been included in current period earnings during the year ended December 31, 2005 and 2004, respectively.

In conjunction with the Company’s 2003-1 securitization, the Company purchased an interest rate cap agreement by paying a premium of $3.0 million, determined to be an economic hedge of the floating rate debt of the security. During the fourth quarter of 2005, the interest rate cap expired. As of December 31, 2004, the fair value of the interest rate cap was $0.5 million. The mark to market valuation decrease of $(0.5) million and $(1.4) million has been included in current period earnings during the year ended December 31, 2005 and 2004, respectively.

The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Non-cash changes in fair value	$8,999	20,512	(3,398)
Net cash settlements on existing derivatives	17,832	(10,739)	—
Net cash settlements received (paid) to terminate derivatives prior to final maturity	6,638	(984)	—
Other income (expense)—portfolio derivatives	$33,469	8,789	(3,398)

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

The Company originates loans through two channels: a non-conforming channel and a conforming channel, each of which operates both wholesale and retail offices. The Investment Portfolio segment primarily includes the net interest income earned by the loans held for investment. In addition, the Company has a Corporate segment that includes the timing and other differences between actual revenues and costs and amounts allocated to the production segments. The Corporate segment also includes the effects of the deferral and capitalization of net origination costs as required by Statement of Financial Accounting Standards No. 91, “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Financial information by segment is evaluated regularly by management and used in decision-making relating to the allocation of resources and the assessment of company performance. The Company manages the business on a pre-tax basis and therefore all income tax expense or benefit is allocated to the Corporate segment. The accounting policies of the business segments are the same as those described in the organization and summary of significant accounting policies (see Note 1) except that for the purposes of segment information provided in the tables below, certain fees, origination costs, and other expenses recorded as a component of gains on sale of mortgage loans, net, have been reflected in total revenues or total expenses consistent with intercompany allocations reported to the Company’s management. Also, origination fees and gain on sale revenue are recognized at the time of funding by the production segments, and adjusted in the corporate segment to reflect the actual fees and gain on sale recognizable for GAAP revenue reporting, when the loans are sold. The Corporate segment includes reconciling amounts necessary for the segment totals to agree to the consolidated financial statements.

On January 13, 2006, the Company’s Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments. In February 2006, the assets pertaining to the conforming division’s headquarters office, all wholesale offices and certain of its retail offices were sold to third parties. The remaining assets of the conforming segment, which include retail offices in Maryland and Virginia, have been combined with the Company’s non-conforming retail offices, which will offer a range of non-conforming and conforming loan products. The estimate of pre-tax expenses related to these transactions is approximately $1.0 million. In 2006, the Company’s business and segment results will be reported as two production segments: wholesale and retail.

The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, net, trustee receivable, derivative assets and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Non-Conforming—Wholesale	$421,020	228,716
Non-Conforming—Retail	34,536	27,021
Conforming—Wholesale	105,894	77,805
Conforming—Retail	36,096	27,143
Investment Portfolio	5,691,744	4,864,475
Corporate	134,324	141,454
Total	$6,423,614	5,366,614

Operating results by business segment for the year ending December 31, 2005 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$33,206	3,829	4,452	1,652	344,521	(4,885)	382,775
Interest expense	19,058	2,050	3,509	1,206	198,688	(8,031)	216,480
Net interest income	14,148	1,779	943	446	145,833	3,146	166,295
Provision for loan losses—loans held for investment	—	—	—	—	(30,065)	—	(30,065)
Gains on sales of mortgage loans, net	117,578	30,304	6,242	7,684	—	(95,650)	66,158
Other income (expense)—portfolio derivatives	—	—	—	—	33,469	—	33,469
Fee and other income	—	741	—	1,708	(1,363)	328	1,414
Total revenues	131,726	32,824	7,185	9,838	147,874	(92,176)	237,271
Direct expenses	77,723	31,079	7,587	13,156	10,007	(5,180)	134,372
Corporate overhead allocation	23,067	3,637	1,403	779	—	(28,886)	—
Total expenses	100,790	34,716	8,990	13,935	10,007	(34,066)	134,372
Income (loss) before income taxes	30,936	(1,892)	(1,805)	(4,097)	137,867	(58,110)	102,899
Income tax expense	N/A	N/A	N/A	N/A	N/A	(3,509)	(3,509)
Net income (loss)	$30,936	(1,892)	(1,805)	(4,097)	137,867	(61,619)	99,390

Operating results by business segment for the year ending December 31, 2004 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$17,210	2,354	4,034	1,718	206,460	—	231,776
Interest expense	2,937	417	1,535	609	69,039	—	74,537
Net interest income	14,273	1,937	2,499	1,109	137,421	—	157,239
Provision for loan losses—loans held for investment	—	—	—	—	(21,556)	—	(21,556)
Gains on sales of mortgage loans, net	134,028	37,507	5,360	11,222	—	(135,970)	52,147
Other income (expense)—portfolio derivatives	—	—	—	—	8,789	—	8,789
Fee and other income	—	751	—	2,495	(44)	512	3,714
Total revenues	148,301	40,195	7,859	14,826	124,610	(135,458)	200,333
Direct expenses	81,678	36,801	9,863	14,045	7,833	(19,417)	130,803
Corporate overhead allocation	31,508	4,353	936	359	—	(37,156)	—
Total expenses	113,186	41,154	10,799	14,404	7,833	(56,573)	130,803
Income (loss) before income taxes	35,115	(959)	(2,940)	422	116,777	(78,885)	69,530
Income tax expense	N/A	N/A	N/A	N/A	N/A	(5,934)	(5,934)
Net income (loss)	$35,115	(959)	(2,940)	422	116,777	(84,819)	63,596

Operating results by business segment for the year ending December 31, 2003 are as follows (in thousands):

	Non-Conforming		Conforming		Investment
	Wholesale	Retail	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$33,074	5,522	7,267	3,255	17,749	—	66,867
Interest expense	10,288	1,782	3,716	1,638	5,137	510	23,071
Net interest income	22,786	3,740	3,551	1,617	12,612	(510)	43,796
Provision for loan losses—loans held for investment	—	—	—	—	(2,078)	—	(2,078)
Gains on sales of mortgage loans, net	116,310	39,695	13,286	18,775	—	(70,184)	117,882
Other income (expense)—portfolio derivatives	—	—	—	—	(3,398)	—	(3,398)
Fee and other income	—	1,423	—	1,722	—	43	3,188
Total revenues	139,096	44,858	16,837	22,114	7,136	(70,651)	159,390
Direct expenses	64,097	32,301	12,126	17,331	—	(11,681)	114,174
Corporate overhead allocation	24,647	4,637	1,071	483	—	(30,838)	—
Total expenses	88,744	36,938	13,197	17,814	—	(42,519)	114,174
Income (loss) before income taxes	50,352	7,920	3,640	4,300	7,136	(28,132)	45,216
Income tax benefit	N/A	N/A	N/A	N/A	N/A	6,327	6,327
Net income (loss)	$50,352	7,920	3,640	4,300	7,136	(21,805)	51,543

(9)   Income Taxes

As of January 1, 2003 the Company elected Subchapter S status for income tax purposes. As a result of this election, during the first quarter of 2003, the deferred tax asset recorded on the consolidated statement of condition as of December 31, 2002 was reversed through the consolidated statement of operations.

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

On November 14, 2003, the Company filed an election to treat Fieldstone Mortgage Company as a TRS. A TRS is a corporation that is permitted to engage in non-qualifying REIT activities. Taxable income of a TRS is subject to federal, state, and local income taxes. As a result of this filing, a deferred tax asset was established on November 14, 2003 to recognize the temporary differences between the book and tax basis of assets and liabilities of FMC, a TRS.

As of December 31, 2005 and 2004, an income tax receivable of $1.1 million and $4.9 million, respectively, was recorded as a component of accounts receivable in the consolidated statements of condition. The receivable primarily relates to the overpayment of estimated state and federal income taxes for the TRS for the years ended December 31, 2005 and 2004.

The 2003 income tax net benefit includes a credit to the provision related to the establishment of a deferred tax asset related to the gain recorded by the TRS on an intercompany sale of loans to the REIT in the fourth quarter of 2003, wherein the loans sold remained within the consolidated statement of condition. Income tax provision in 2004 and 2005 includes the amortization of this deferred tax asset. In 2005, the Company established a deferred tax asset related to the deferral of income tax expense on the gain on inter-company loans sold from the TRS to the REIT in the second quarter of 2005.

Income tax (expense) benefit for the years ending December 31, 2005, 2004, and 2003 consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2005:
Federal	$(3,465)	(16)	(3,481)
State and Local	(100)	72	(28)
Total	$(3,565)	56	(3,509)
Year ended December 31, 2004:
Federal	$(1,896)	(3,099)	(4,995)
State and Local	(488)	(451)	(939)
Total	$(2,384)	(3,550)	(5,934)
Year ended December 31, 2003:
Federal	$(1,299)	2,107	808
State and Local	550	186	736
TRS Election—Recognition of deferred tax assets	—	18,880	18,880
S Election—Elimination of deferred tax assets	—	(14,097)	(14,097)
Total	$(749)	7,076	6,327

A reconciliation of the statutory federal and state income tax rates to the Company’s effective income tax rates for the years ending December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Federal statutory rate	(35.0)%	(34.0)%	(34.0)%
State income tax rate (net of federal benefit)	—	(5.4)	(3.4)
Income during S Corp status	—	—	33.0
Non-deductible expenses	(0.1)	—	—
Non-taxable REIT GAAP income (loss)	32.0	33.7	(3.4)
Change in deferred tax asset related to intercompany loan sales	(0.3)	(2.8)	8.2
Change in deferred tax asset during S Corp period	—	—	13.6
Effective income tax rate	(3.4)%	(8.5)%	14.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005, and 2004 are presented below (in thousands).

	2005	2004
Deferred tax asset:
Reserve for losses	$14,737	13,959
Mark to market on loans held for sale	3,036	1,725
Deferred tax expense related to intercompany sale of loans	1,427	1,743
Other	897	1,539
Total gross deferred tax assets	20,097	18,966
Deferred tax liability:
Net deferred origination costs	(625)	(406)
Furniture and equipment depreciation	(1,793)	(937)
Total deferred tax liabilities	(2,418)	(1,343)
Total deferred tax asset, net	$17,679	17,623

Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, will be realized. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance, if any, is adjusted accordingly.

(10)                        Common Stock

On November 14, 2003, FIC merged with FHC in which the shareholders of FHC received 565.38 shares of FIC common stock for each share of FHC common stock. The transaction was treated as a reverse merger, with FIC as the surviving entity.

Additionally on November 14, 2003, FIC sold 40.6 million shares of $.01 par value common stock at a price of $13.95 per share (net of underwriter’s discount or placement agent’s fee) and 356,540 of $.01 par value common stock to FIC officers at $15.00 per share, in a private placement offering. FIC incurred approximately $3.3 million of legal, consulting and accounting costs in connection with the issuance of common stock. Simultaneously with the sale of approximately 41.0 million shares, FIC sold 400,000 shares to Friedman, Billings, Ramsey & Co., Inc. (FBR) at a price of $0.01 per share. The value of the shares sold to FBR was $15.00 per share, and the difference between the value of the shares sold and the price paid represented compensation to FBR for financial advisory services related to the capital raised in the private placement offering. $188.1 million of the proceeds was used to redeem 94.83% of the common stock outstanding of FHC, representing the total holdings on non-employee shareholders immediately prior to the offering. The per share redemption price was $13.22. The amount was determined based on a contractual redemption agreement among FIC, FHC and the redeeming shareholders.

In connection with the private placement offering FIC sold 5.7 million shares and 422,067 of over-allotment shares of $.01 par value common stock on November 18, 2003 and December 11, 2003, respectively. Total net proceeds for the over-allotment shares, after underwriter’s discount and associated costs, were $85.8 million.

As a result of the aforementioned transaction, certain change of control provisions included in the employee incentive and retention bonus plan adopted in July 2002 were triggered, and $16.2 million of expense was incurred and paid in the fourth quarter of 2003.

In February 2005, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11 relating to the resale of 43,328,933 shares of its common stock that were originally issued and sold in the private placement offering in November and December 2003. On February 3, 2005 the Company’s common stock began trading on the NASDAQ National Market. In connection with the Registration Statement, the Company incurred $0.4 million and $1.7 million of costs for the year ended December 31, 2005 and 2004, respectively.

In November 2005, the Board of Directors authorized the repurchase of up to $40.0 million of outstanding common shares under a stock repurchase program. Subject to applicable securities laws, purchase decisions will be made based upon market conditions and other factors. Purchases will be made from time to time through December 31, 2006 in the open market at prevailing market prices or through negotiated private transactions, at management’s discretion and subject to the Company’s regular guidelines relating to trading periods. During the fourth quarter of 2005, the Company repurchased 296,000 shares of common stock under the stock repurchase program at an average cost of $11.28 per share.

(11) Earnings Per Share

Information relating to the calculations of earnings per share (EPS) of common stock for the years ended December 31, 2005, 2004, and 2003 is summarized as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Basic earnings per share:
Net income	$99,390	63,596	51,543
Dividends on unvested restricted stock	(591)	(571)	—
Adjusted net income used in EPS computation	$98,799	63,025	51,543
Weighted average shares outstanding	48,450	48,328	19,289
Earnings per share	$2.04	1.30	2.67
Diluted earnings per share:
Net income	$99,390	63,596	51,543
Dividends on unvested restricted stock	(591)	(571)	—
Adjusted net income used in EPS computation	$98,799	63,025	51,543
Weighted average shares outstanding	48,450	48,328	19,289
Dilutive effect of options and restricted stock	14	43	—
Weighted average shares outstanding, diluted	48,464	48,371	19,289
Diluted earnings per share	$2.04	1.30	2.67

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the year ended December 31, 2005, all stock options, at a strike price range of $12.70 to $19.25, and 240,000 shares of unvested restricted stock were excluded from the calculation of diluted earnings per share. For the year ended December 31, 2004, 46,000 stock options, at a strike price of $19.25, and 396,250 shares of unvested restricted stock were excluded from the calculation of diluted earnings per share. These stock options and restricted stock would have an antidilutive effect on earnings per share. For the year ended December 31, 2003 all outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share.

(12) Stock Options

Under the Company’s Equity Incentive Plan (the “Stock Plan”) approved by the Board of Directors and shareholders in November 2003, options to purchase shares of common stock may be awarded to the Company’s employees, outside directors and consultants and to any other individual whose participation in the plan is determined to be in the best interests of the Company by the Compensation Committee of FIC’s Board of Directors. The exercise price of each stock option may not be less than 100% of the fair market value of the common stock on the date of grant. The exercise price of options granted to any 10% shareholder may not be less than 110% of the fair market value of our common stock on the date of grant. Stock options typically vest ratably over a four-year period with a term fixed by the compensation committee not to exceed ten years from the date of grant.

On November 14, 2003, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to the Company’s non-employee directors and certain key officers and employees 748,000 stock options. The exercise price was $15.00, which was the closing price of the Company’s common stock on the date of grant. The stock options vest ratably over a four-year period beginning December 31, 2004 with a term not to exceed ten years from the date of grant.

On February 25, 2004, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to certain of the Company’s key officers and employees 46,000 stock options with an exercise price of $19.25. The stock options vest ratably over a four-year period beginning December 31, 2004 with a term not to exceed ten years from the date of grant. On August 18, 2004, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to the Company’s newly appointed non-employee director, 15,000 stock options with an exercise price of $15.25. The stock options vest ratably over a four-year period beginning June 30, 2005 with a term not to exceed ten years from the date of grant.

On May 6, 2005, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to certain key officers and employees, 138,400 non-qualified stock options with dividend equivalent rights (“Options with DERs”). The exercise price was $12.70, which was the closing price of the Company’s common stock on the date of grant. One hundred percent of the options vest on March 31, 2009 with a term expiring on March 31, 2012. While the option is unvested, dividend equivalents are earned based on the number of option shares held and are deemed invested in phantom shares of the Company’s common stock at the closing price of the stock on the dividend payment date. The phantom shares also will be credited with dividend equivalent rights at the same time and in the same amount as cash dividends are paid on the Company’s common stock. The total value of dividend equivalents, adjusted for the change in value of the phantom shares from date of issuance through vest date, will be paid in cash at the time the option vests.

The following table summarizes stock option activity for the years ended December 31, 2003, 2004, and 2005:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2003	—	—
Options granted	748,000	$15.00
Options exercised	—	—
Options expired or cancelled	—	—
Balance at December 31, 2003	748,000	$15.00
Options granted	61,000	18.27
Options exercised	(14,400)	15.00
Options expired or cancelled	(33,000)	15.00
Balance at December 31, 2004	761,600	15.26
Options granted	138,400	12.70
Options exercised	(2,500)	15.00
Options expired or cancelled	(71,000)	14.94
Balance at December 31, 2005	826,500	$14.86

The weighted average exercise price of the options vesting in 2005, 2004, and 2003 was $15.33, $15.30 and $15.00, respectively. The weighted average exercise price of non-vested options as of December 31, 2005 and 2004 was $14.52 and $15.29, respectively. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to expense its stock-based compensation by applying the fair value method to stock based compensation using the Black-Scholes option pricing model. Total compensation expense relating to stock option issuance of $0.3 million, $0.3 million and $0.2 million was recorded in salaries and employee benefits expense for the years ending December 31, 2005, 2004 and 2003, respectively.

The following table summarizes the weighted average fair value of the options outstanding, determined using the Black-Scholes option pricing model, and the assumptions used in their determination as of December 31, 2005, 2004, and 2003.

	December 31, 2005	December 31, 2004	December 31, 2003
Weighted average:
Fair value, at date of grant	$2.30	$1.85	$1.82
Expected life in years	9	10	10
Annual risk-free interest rate	4.21%	4.25%	4.25%
Expected volatility	38%	40%	40%
Expected forfeitures	20%	10%	10%
Expected dividend yield	8%	10%	10%

The following table summarizes additional information relating to outstanding and exercisable stock options at December 31, 2005:

Options Outstanding	Remaining Contractual Life in Years	Exercise Price	Options Exercisable
629,100	7.9	$15.00	356,100
46,000	8.2	19.25	23,000
15,000	8.6	15.25	3,750
136,400	6.3	12.70	—
826,500			382,850

(13) Restricted Stock

On November 14, 2003, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to the Company’s non-employee directors and certain key officers and employees 510,000 shares of restricted stock, valued at $15.00 per share. The restricted stock vests ratably over a four-year period beginning December 31, 2004.

On February 25, 2004, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to certain of the Company’s key officers and employees 20,000 shares of restricted stock, valued at $19.25 per share. The restricted stock vests ratably over a four-year period beginning December 31, 2004. On August 18, 2004, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to the Company’s newly appointed non-employee director 10,000 shares of restricted stock, valued at $15.25. The restricted stock vests ratably over a four-year period beginning June 30, 2005.

On June 22, 2005, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, awarded a maximum of 65,040 shares of restricted stock to certain of the Company’s senior officers subject to a level of achievement of certain corporate performance objectives (the “performance shares”). The performance shares were valued at $10.82 per share, with one hundred percent of the earned shares to vest on March 31, 2009. The performance shares are shares of restricted stock that are subject to vesting requirements and can be earned based primarily on the Company’s achievement of certain return on equity targets for the period April 1, 2005 through December 31, 2006.

During the year ended December 31, 2005, 37,500 shares of unvested restricted stock were forfeited and 10,891 shares of vested restricted stock were repurchased and cancelled. During the year ended

December 31, 2004, 15,000 shares of unvested restricted stock were forfeited and 9,384 shares of vested restricted stock were repurchased and cancelled. All of the awards are expensed on a straight-line method over the scheduled vesting period. The expected annual expense related to these grants in 2006 through 2007 is $1.7 million annually and $0.1 million in 2008. Compensation expense related to the shares of restricted stock, which is included in the consolidated statements of operations, was $1.5 million, $1.9 million, and $0.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(14) Commitments and Contingencies

(a)   Loan Commitments

At both December 31, 2005 and 2004, the Company had origination commitments outstanding to fund approximately $422 million in mortgage loans. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan, comprised 97.0% and 96.9%, respectively, of the outstanding origination commitments. The Company had forward delivery commitments to sell approximately $1.3 billion and $0.4 billion of loans at December 31, 2005 and 2004, respectively, of which $26.6 million and $63.1 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades. At December 31, 2005 and 2004, the Company had a commitment to sell $580 million and $40 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

(b)   Office Leases

The Company has entered into agreements to lease office space. The remaining future minimum lease payments under the non-cancelable leases are (in thousands):

2006	$6,893
2007	6,141
2008	4,819
2009	3,928
2010	2,012
2011	49
Total	$23,842

Rent expense was $7.2 million, $6.8 million, and $4.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(c)   Leased Equipment

The Company has entered into agreements to lease office equipment. The minimum lease payments are as follows (in thousands):

2006	$340
2007	177
2008	90
Total	$607

Equipment lease expense was $0.6 million, $0.6 million, and $0.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(d)   Legal Matters

Arredondo Litigation:

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace. Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief.

The Company filed its answer denying all relevant claims on August 25, 2004. In addition, the Company filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes. Plaintiffs filed a response to the Company’s motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, the Company’s motion to dismiss was denied. The discovery process continues and is currently required to be completed by the end of May 2006. On December 27, 2005, the named Plaintiff, Berinda Arredondo, requested to be, and was dismissed from the litigation.

Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter. The plaintiffs in this matter have not specified damages sought and therefore the Company is unable to estimate potential exposure.

Bass Litigation:

On May 24, 2004, all of the Company’s former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against the Company, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed, for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in the Company’s December 31, 2003 audited financial statements, should have been reflected in our financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the Company’s financial statements with respect to this claim. On October 28, 2005, the Company served a cross claim against KPMG. The Company’s cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal the Company suffered damages. In addition, the cross claim asserts that in the event the Former Shareholders prevail in their suite, KPMG negligently advised the Company regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit.

The Company intends to vigorously defend against the claim made by the Former Shareholders described above. If the Company ultimately is unsuccessful in defending this matter, the Company could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation. Excluding interest or third-party costs, which may be payable as part of a settlement, the potential payment will be an increase in the redemption price of their shares and recorded as a reduction of the Company’s paid in capital in the period in which the dispute is resolved and will be paid out of its working capital and will not be reflected in the Company’s income statement.

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed naming Fieldstone Mortgage in the Northern District of Illinois (Eastern Division) alleging violations of the Fair Credit Reporting Act.  The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. In specific, Plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines in providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailing in the event that the violation is deemed willful. No motion for class certification has yet been filed in this case. Fieldstone Mortgage filed a motion to dismiss/motion to strike pursuant to Federal Rule 12(b)(6) for the injunction relief portion of the compliant. Fieldstone Mortgage’s discovery responses are due by the end of April 2006.

Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter. While the Company intends to continue to vigorously defend this claim and believes that it has meritorious defenses available, there can be no assurance that the Company will prevail and that an adverse outcome would not have a material effect on the Company’s results of operations.

In addition to the matters described above, because the nature of the Company’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending and consumer protection laws, the Company is subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. The Company is also subject to other legal proceedings in the ordinary course of business. All of these ordinary course proceedings, taken as a whole, are not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

(15) Employee Benefit Plans

The Company maintains a 401(k) savings plan (the Plan) in which all eligible employees may participate after completing a period of service with the Company. The Company’s policy is to match a percentage of an employee’s contribution to the Plan. The Company may change the match percentage from time to time. The Company’s contributions to the Plan become vested after an employee completes a period of service with the Company. For the years ended December 31, 2005, 2004, and 2003, the Company contributed $2.2 million, $1.9 million, and $1.8 million, respectively.

The Company maintains a Section 125 cafeteria plan for medical and childcare expenses. All full time employees are eligible to participate in the cafeteria plan after completing a period of service with the Company.

Effective July 2002, the Board of Directors approved the adoption of an employee incentive and retention bonus plan (the Incentive Plan) for eligible senior management (the Participants.) Under the Incentive Plan, the Board of Directors may, at its discretion, periodically establish an aggregate amount to be awarded to the Participants, to be paid at a defined date, subject to their continued employment over a defined period of time. The Company has recorded $2.0 million, $1.3 million, and $2.1 million of expense for the deferred compensation portion of these obligations under this Incentive Plan for the year ended December 31, 2005, 2004, and 2003, respectively. In 2003, the Company paid $0.6 million of accrued bonus relating to the deferred compensation portion of the Plan to the retired chief executive officer and chairman and $16.2 million of expense relating to the change of control component of the Plan to eligible senior management.

(16) Disclosures of Fair Value of Financial Instruments

The assumptions used and the estimates disclosed represent management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management as of December 31, 2005 and 2004. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management’s evaluation of those factors change.

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

(a) Cash and Restricted Cash

The carrying amount of cash and restricted cash approximates its fair value.

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

(f)  Warehouse Financing

The carrying amount of warehouse financing approximates its fair value due to its variable rate.

(g)  Securitization Financing

Securitization financing is secured by mortgage loans held for investment and is tied to one month LIBOR and accordingly, carrying value is considered a reasonable estimate of fair value.

The following table summarizes the carrying amount and estimated fair value of financial assets and financial liabilities as of December 31, 2005 and 2004 (in thousands).

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and restricted cash	$41,424	41,424	65,703	65,703
Mortgage loans held for sale	594,269	602,321	357,050	362,649
Mortgage loans held for investment, net	5,526,293	5,526,329	4,752,108	4,841,169
Accrued interest receivable	29,940	29,940	22,420	22,420
Derivative instruments	35,223	35,223	21,315	21,315
Financial liabilities:
Warehouse financing	812,768	812,768	710,002	710,002
Securitization financing	4,998,620	4,998,620	4,050,786	4,050,786
Accrued interest payable	6,159	6,159	3,083	3,083
Derivative instruments	912	912	1,154	1,154

(17)   Regulatory Requirements

FMC is subject to a number of minimum net worth requirements resulting from contractual agreements with secondary market investors and state-imposed regulatory mandates. The most stringent net worth requirement is imposed upon FMC by the U.S. Department of Housing and Urban Development (HUD) in connection with Federal Housing Authority loans originated by FMC. The table below summarizes the HUD net worth requirements of FMC as of December 31, 2005 and 2004, respectively (in thousands).

	2005	2004
HUD net worth requirement	$623	1,000
FMC shareholder’s equity as of December 31	82,910	76,816
Less: FMC non-acceptable assets	84	178
FMC adjusted net worth, as defined under contractual agreements with HUD	82,826	76,638
FMC excess net worth	$82,203	75,638

(18)   Unaudited Selected Quarterly Financial Data for the Years Ended December 31, 2005 and 2004

	Quarter Ended (in thousands, except per share data)
	2005				2004
Operating Data:	Dec 31	Sept 30 (As restated)	Jun 30 (As restated)	Mar 31 (As restated)	Dec 31 (As restated)	Sep 30 (As restated)	Jun 30 (As restated)	Mar 31 (As restated)
Revenues:
Interest income:
Loans held for investment	$96,171	84,940	80,574	82,836	76,321	60,141	42,408	27,590
Loans held for sale	8,796	9,860	14,226	5,372	6,280	6,445	6,139	6,452
Total interest income	104,967	94,800	94,800	88,208	82,601	66,586	48,547	34,042
Interest expense:
Loans held for investment	63,946	54,361	41,773	38,608	30,334	20,274	11,266	7,165
Loans held for sale	4,937	5,166	6,276	1,413	1,227	1,543	1,318	1,410
Total interest expense	68,883	59,527	48,049	40,021	31,561	21,817	12,584	8,575
Net interest income	36,084	35,273	46,751	48,187	51,040	44,769	35,963	25,467
Provision for loan losses—loans held for investment	7,663	11,045	6,863	4,494	6,678	5,921	6,778	2,179
Net interest income after provision for loan losses	28,421	24,228	39,888	43,693	44,362	38,848	29,185	23,288
Gains on sales of mortgage loans, net	9,088	20,147	27,254	9,669	10,791	14,238	12,950	14,168
Other income (expense)—portfolio derivatives	6,929	15,630	(9,432)	20,342	13,277	(15,032)	20,376	(9,832)
Fees and other income	216	661	144	393	816	1,067	988	843
Total revenues	44,654	60,666	57,854	74,097	69,246	39,121	63,499	28,467
Expenses:
Salaries and employee benefits	21,011	20,555	19,707	19,742	19,498	20,690	20,665	21,062
Other expenses	14,139	13,688	12,338	13,192	15,059	12,944	11,399	9,486
Total expenses	35,150	34,243	32,045	32,934	34,557	33,634	32,064	30,548
Income (loss) before taxes	9,504	26,423	25,809	41,163	34,689	5,487	31,435	(2,081)
Income tax (expense) benefit*	1,281	(3,398)	(1,983)	591	165	(2,014)	(1,841)	(2,244)
Net income (loss)*	$10,785	23,025	23,826	41,754	34,854	3,473	29,594	(4,325)
Earnings (loss) per share of common stock*:
Basic	$0.22	0.47	0.49	0.86	0.71	0.07	0.61	(0.09)
Diluted	$0.22	0.47	0.49	0.86	0.71	0.07	0.61	(0.09)

*       Income tax (expense) benefit, net income (loss) and earnings (loss) per share of common stock for the four quarters of 2004 and the first three quarters of 2005 have been restated.

The Company has restated its quarterly financial results for each of the four quarters in the year ended December 31, 2004 and each of the first three quarters in the year ended December 31, 2005. See related discussion of the restatement in Note 1(w).

The following is a summary of the significant effects of the restatement for such quarterly periods:

	Quarter Ended (in thousands, except per share data)
	2005			2004
	Sept 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Income tax (expense) benefit as previously reported	$(2,999)	(2,734)	941	572	(1,536)	(1,312)	(1,690)
Income tax adjustment	(399)	751	(350)	(407)	(478)	(529)	(554)
Income tax (expense) benefit as restated	$(3,398)	(1,983)	591	165	(2,014)	(1,841)	(2,244)
Net income (loss) as previously reported	$23,424	23,075	42,104	35,261	3,951	30,123	(3,771)
Income tax adjustment	(399)	751	(350)	(407)	(478)	(529)	(554)
Net income (loss) as restated	$23,025	23,826	41,754	34,854	3,473	29,594	(4,325)
Earnings (loss) per share of common stock:
Basic earnings (loss) per share as previously reported	$0.48	0.47	0.87	0.72	0.08	0.62	(0.08)
Income tax adjustment	(0.01)	0.02	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share as restated	$0.47	0.49	0.86	0.71	0.07	0.61	(0.09)
Diluted earnings (loss) per share as previously reported	$0.48	0.47	0.87	0.72	0.08	0.62	(0.08)
Income tax adjustment	(0.01)	0.02	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share as restated.	$0.47	0.49	0.86	0.71	0.07	0.61	(0.09)

(19)  Subsequent Event

On January 13, 2006, the Board of Directors of the Company approved a plan of disposal to sell, close or otherwise dispose of the assets of the Company’s conforming retail and conforming wholesale segments. On January 16, 2006, FMC entered into an agreement with a third party to sell certain personal property and contract rights pertaining to FMC’s conforming division’s headquarters office in San Antonio, Texas, the conforming division’s wholesale offices and certain of its retail offices. On February 28, 2006, the Company closed on the agreement with this third party. As of December 31, 2005 the carrying amount of the furniture, equipment and leasehold improvements owned by FMC and the value of security deposits relating to the offices acquired was approximately $0.3 million. The Company estimates its pre-tax expenses related to these transactions to be approximately $1.0 million.

On February 17, 2006, FMC sold certain personal property and contract rights pertaining to two retail conforming offices to another third party.

The remaining assets of the conforming segment, which include retail offices in Maryland and Virginia, have been combined with the Company’s non-conforming retail offices and will offer a range of non-conforming and conforming loan products.

Schedule IV
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Mortgage Loans on Real Estate
December 31, 2005
(In thousands)
Mortgage Loans Held for Investment

Description	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total	Weighted Average Interest Rate
Original Loan Amount
$50,000 or less	1,257	$48,019	0.9%	9.1%
$50,001 to $100,000	6,168	469,374	8.5%	8.0%
$100,001 to $150,000	6,342	779,128	14.1%	7.4%
$150,001 to $200,000	4,500	778,855	14.1%	7.1%
$200,001 to $250,000	3,163	704,906	12.7%	7.0%
$250,001 to $300,000	2,496	681,804	12.3%	6.8%
$300,001 to $350,000	1,979	638,208	11.5%	6.7%
$350,001 to $400,000	1,493	558,271	10.1%	6.7%
$400,001 to $450,000	663	281,353	5.1%	6.9%
$450,001 to $500,000	556	265,737	4.8%	6.8%
$500,001 to $550,000	186	97,397	1.8%	6.8%
$550,001 to $600,000	172	98,951	1.8%	6.8%
$600,001 to $650,000	98	61,610	1.1%	6.8%
$650,001 or greater	91	66,603	1.2%	6.9%
Total	29,164	5,530,216	100.0%	7.1%
Plus: Net deferred loan origination (fees)/costs		40,199
Less: Allowance for loan losses		(44,122)
Total mortgage loans held for investment, net		$5,526,293
Interest Rate Ranges
6.0% or less	2,170	$577,895	10.5%
6.01% to 6.5%	4,602	1,153,506	20.9%
6.51% to 7.0%	7,033	1,518,173	27.5%
7.01% to 7.5%	4,913	919,755	16.6%
7.51% to 8.0%	4,465	707,276	12.8%
8.01% to 8.5%	2,028	278,486	5.0%
8.51% to 9.0%	1,606	187,023	3.4%
9.01% to 9.5%	701	70,011	1.3%
9.51% to 10.0%	874	67,996	1.2%
10.01% to 10.5%	550	34,855	0.6%
10.51% to 11.0%	184	13,074	0.2%
11.01% to 11.51%	38	2,166	0.0%
Total	29,164	5,530,216	100.0%
Plus: Net deferred loan origination (fees)/costs		40,199
Less: Allowance for loan losses		(44,122)
Total mortgage loans held for investment, net		$5,526,293
Geographic Location
CA	7,686	$2,282,251	41.3%
IL	2,373	383,224	6.9%
TX	2,667	292,739	5.3%
CO	1,954	347,388	6.3%
FL	1,634	276,551	5.0%
AZ	1,664	276,022	5.0%
WA	1,536	279,732	5.1%
MA	736	182,917	3.3%
MO	1,078	107,552	1.9%
MI	618	93,173	1.7%
Other	7,218	1,008,667	18.2%
Total	29,164	5,530,216	100.0%
Plus: Net deferred loan origination (fees)/costs		40,199
Less: Allowance for loan losses		(44,122)
Total mortgage loans held for investment, net		$5,526,293

NOTES:

(1)             Mortgage loans held for investment primarily consist of non-conforming, adjustable-rate, first lien loans.

(2)             As of December 31, 2005, 98.5% of the mortgage loans held for investment will contractually mature during the years of 2033 through 2036.

Schedule IV
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES (Continued)
Mortgage Loans on Real Estate
December 31, 2005
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

NOTES:

(1)             Mortgage loans held for investment primarily consist of non-conforming, adjustable-rate, first lien loans.

(2)             As of December 31, 2004, 99.9% of the mortgage loans held for investment will contractually mature during the years of 2033 through 2035.

Schedule IV
FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES (Continued)
Mortgage Loans on Real Estate
December 31, 2005
(In thousands)
Mortgage Loans Held for Investment

	Year Ended December 31,
	2005	2004	2003
Principal balance at the beginning of the year	$4,735,063	1,319,123	—
Additions during the year:
New mortgage loans	3,341,911	4,112,190	851,791
Transfers from mortgage loans held for sale to mortgage loans held for investment.	108,639	—	477,077
Deductions during the year:
Collections of principal	(1,981,866)	(690,037)	(9,745)
Transfers from mortgage loans held for investment to mortgage loans held for sale	(639,469)	—	—
Transfers to real estate owned	(34,062)	(6,213)	—
Principal balance at the end of the year	5,530,216	4,735,063	1,319,123
Plus: Net deferred loan origination (fees)/costs	40,199	39,693	9,796
Ending balance mortgage loans held for investment	5,570,415	4,774,756	1,328,919
Less: Allowance for loan losses	(44,122)	(22,648)	(2,078)
Ending balance mortgage loans held for investment, net	$5,526,293	4,752,108	1,326,841