Form 10-Q
period 2006-03-31
FIELDSTONE INVESTMENT CORP
filed 2006-05-15
CIK 1271831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

Number of shares of Common Stock outstanding as of May 1, 2006:  48,536,485

i

PART I

ITEM 1.                    FINANCIAL STATEMENTS.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Condition
March 31, 2006 and December 31, 2005
(Unaudited; in thousands, except share data)

	March 31, 2006	December 31, 2005

Assets
Cash	$31,020	33,536
Restricted cash	255,305	7,888
Mortgage loans held for sale, net	312,836	594,269
Mortgage loans held for investment	5,532,481	5,570,415
Allowance for loan losses—loans held for investment	(45,744)	(44,122)
Mortgage loans held for investment, net	5,486,737	5,526,293

Accounts receivable	13,062	7,201
Accrued interest receivable	29,043	29,940
Trustee receivable	119,771	130,237
Prepaid expenses and other assets	38,227	31,197
Derivative assets	37,410	35,223
Deferred tax asset	16,855	17,679
Furniture and equipment, net	9,479	10,151
Total assets	$6,349,745	6,423,614

Liabilities and Shareholders’ Equity
Warehouse financing—loans held for sale	$252,814	434,061
Warehouse financing—loans held for investment	259,513	378,707
Securitization financing	5,241,266	4,998,620
Reserve for losses—loans sold	33,497	35,082
Dividends payable	23,298	26,689
Accounts payable, accrued expenses and other liabilities	22,499	23,812
Total liabilities	5,832,887	5,896,971

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 48,536,485 and 48,513,985 shares issued as of March 31, 2006 and December 31, 2005, respectively	485	485
Paid-in capital	489,602	493,603
Accumulated earnings	26,771	37,093
Unearned compensation	—	(4,538)
Total shareholders’ equity	516,858	526,643
Total liabilities and shareholders’ equity	$6,349,745	6,423,614

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(Unaudited; in thousands, except share data)

	Three Months Ended March 31,
	2006	2005 (As restated- see Note 1 (g))
Revenues:
Interest income:
Loans held for investment	$95,113	82,836
Loans held for sale	6,601	4,287
Total interest income	101,714	87,123
Interest expense:
Loans held for investment	68,916	38,608
Loans held for sale	2,605	992
Total interest expense	71,521	39,600
Net interest income	30,193	47,523
Provision for loan losses—loans held for investment	5,393	4,494
Net interest income after provision for loan losses	24,800	43,029
Gains on sales of mortgage loans, net	10,295	8,469
Other income (expense)—portfolio derivatives	12,158	20,342
Fees and other income	350	286
Total revenues	47,603	72,126

Expenses:
Salaries and employee benefits	20,869	17,704
Occupancy	1,823	1,499
Depreciation and amortization	935	760
Servicing fees	2,569	2,604
General and administration	7,563	7,321
Total expenses	33,759	29,888

Income from continuing operations before income taxes	13,844	42,238
Income tax benefit	729	157

Income from continuing operations	14,573	42,395
Discontinued operations, net of income tax (including loss on disposal of $0.5 million; see Note 7)	(1,645)	(641)

Net income	$12,928	41,754

Earnings per share of common stock:
Basic:
Continuing operations	$0.30	0.87
Discontinued operations	(0.03)	(0.01)
Total	$0.27	0.86

Diluted:
Continuing operations	$0.30	0.87
Discontinued operations	(0.03)	(0.01)
Total	$0.27	0.86

Basic weighted average common shares outstanding	48,273,985	48,461,987
Diluted weighted average common shares outstanding	48,273,985	48,519,518

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2006 and 2005
(Unaudited; in thousands)

	Common shares outstanding	Common stock	Paid-in capital	Accumulated earnings	Unearned compensation	Total shareholders’ equity
Balance at January 1, 2006	48,514	$485	$493,603	$37,093	$(4,538)	$526,643
Restricted stock issued	45	—	—	—	—	—
Restricted stock forfeited	(23)	—	—	—	—	—
Restricted stock compensation expense	—	—	422	—	—	422
Stock options compensation expense	—	—	115	—	—	115
Reclass unearned compensation to paid-in capital upon adoption of FASB Statement No. 123R	—	—	(4,538)	—	4,538	—
Dividends declared.			—	(23,250)	—	(23,250)
Net income	—	—	—	12,928	—	12,928
Balance at March 31, 2006	48,536	$485	$489,602	$26,771	$—	$516,858

Balance at January 1, 2005	48,856	$489	$497,147	$36,430	$(5,985)	$528,081
Restricted stock forfeited	(23)	(1)	(337)	—	338	—
Restricted stock compensation expense	—	—	—	—	450	450
Stock options compensation expense	—	—	72	—	—	72
Stock options exercised	3	—	38	—	—	38
Costs relating to the equity registration	—	—	(386)	—	—	(386)
Net income (as restated-see Note 1 (g))	—	—	—	41,754	—	41,754
Balance at March 31, 2005 (as restated-see Note 1(g))	48,836	$488	$496,534	$78,184	$(5,197)	$570,009

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Unaudited; in thousands)

	Three Months Ended March 31,
	2006	2005 (As restated- see Note 1 (g))
Cash flows from operating activities:
Net income	$12,928	41,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	935	760
Amortization of deferred origination costs—loans held for investment	6,871	5,504
Amortization of securitization issuance costs	2,685	1,998
Amortization of bond discount	32	63
Provision for losses—loans sold	2,329	2,538
Provision for loan losses—loans held for investment	5,393	4,494
Loss on disposal of discontinued operations	904	—
Loss from discontinued operations	741	641
Increase in accounts receivable	(5,861)	(1,928)
(Increase) decrease in accrued interest receivable	897	(814)
(Increase) decrease in trustee receivable	10,466	(8,085)
Funding of mortgage loans held for sale	(480,522)	(416,664)
Proceeds from sales and payments of mortgage loans held for sale	658,823	532,997
Increase in prepaid expenses and other assets	(2,478)	(2,386)
Decrease in deferred tax asset, net	824	346
Increase in fair market value of derivative instruments	(2,824)	(19,697)
Decrease in accounts payable, accrued expenses and other liabilities	(526)	(3,062)
Stock compensation expense	585	522
Net cash provided by operating activities from continuing operations	212,202	138,981
Net cash provided by (used in) operating activities from discontinued operations	97,368	(33,602)
Net cash provided by operating activities	309,570	105,379
Cash flows from investing activities:
Funding of mortgage loans held for investment	(531,782)	(737,568)
Payments of mortgage loans held for investment	543,453	370,031
Increase in restricted cash	(247,417)	(1,925)
Purchase of furniture and equipment, net	(549)	(370)
Proceeds from sale of real estate owned	8,624	2,092
Net cash used in investing activities from continuing operations	(227,671)	(367,740)
Net cash provided by (used in) investing activities from discontinued operations	101	(43)
Net cash used in investing activities	(227,570)	(367,783)
Cash flows from financing activities:
Proceeds from warehouse financing—loans held for sale	317,060	377,382
Repayment of warehouse financing—loans held for sale	(422,441)	(438,918)
Proceeds from warehouse financing—loans held for investment	537,953	607,867
Repayment of warehouse financing—loans held for investment	(657,147)	(707,686)
Proceeds from securitization financing	904,078	728,625
Repayment of securitization financing	(661,464)	(357,009)
Dividends paid	(26,689)	(21,501)
Costs relating to the equity registration	—	(386)
Proceeds from exercise of stock options	—	38
Net cash provided by (used in) financing activities from continuing operations	(8,650)	188,412
Net cash provided by (used in) financing activities from discontinued operations	(75,866)	47,121
Net cash provided by (used in) financing activities	(84,516)	235,533
Net decrease in cash	(2,516)	(26,871)
Cash at the beginning of the period	33,536	61,681
Cash at the end of the period	$31,020	34,810
Supplemental disclosures:
Cash paid for interest	$71,859	38,970
Cash paid (received) for taxes	89	(115)
Non-cash operating and investing activities:
Transfer from mortgage loans held for sale to real estate owned	468	204
Transfer from mortgage loans held for investment to real estate owned	19,463	4,642

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

(1)            Organization and Summary of Significant Accounting Policies

(a)   Organization

Fieldstone Investment Corporation (FIC) was incorporated in the State of Maryland on August 20, 2003, as a wholly owned subsidiary of Fieldstone Holdings Corp. (FHC). FHC was incorporated in the State of Delaware in February 1998 as a C Corporation. In July 1998, FHC purchased 100% of the shares of Fieldstone Mortgage Company (FMC), a Maryland corporation formed in 1995. Prior to 2003, FHC operated as a taxable C corporation. Effective January 1, 2003, FHC elected to be taxed as an S Corporation, and FMC was treated as a qualified sub-chapter S subsidiary.

In November 2003, FIC executed a reverse merger with FHC, with FIC as the surviving entity, in a transaction that was accounted for as a merger of entities under common control whereby the historical cost basis of the assets and liabilities was retained. In connection with the merger in November 2003, FIC elected to be taxed as a Real Estate Investment Trust (REIT), and FMC, its wholly owned subsidiary, elected to be taxed as a Taxable REIT Subsidiary (TRS).

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

FMC originates, purchases and sells non-conforming and conforming residential mortgage loans and engages in other activities related to mortgage banking. FMC originates mortgage loans through wholesale and retail business channels through its network of over 4,300 independent mortgage brokers serviced by regional wholesale operations centers and a network of retail branch offices located throughout the country.

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

A substantial portion of the non-conforming loans originated by FMC are closed by FMC using funds advanced by FIC, with a simultaneous assignment of the loans to FIC. These loans are held for investment and financed by warehouse debt and by issuing mortgage-backed securities secured by these loans. FMC sells the portion of the non-conforming loans not held for investment and all of the conforming loans that it originates on a whole-loan, servicing-released basis. FMC provides interim servicing on the loans held for sale from the time of funding until the time the loans are transferred to the permanent servicer, which is generally between 30 and 45 days after funding of the loan. With regard to the loans held for investment, the servicing rights are transferred to FSC. Pursuant to an agreement, JPMorgan Chase Bank, National Association acts as sub-

servicer of the non-conforming loans held for investment. The sub-servicer has primary responsibility for performing the servicing functions with respect to the loans, including all collection, advancing and loan level reporting obligations, maintenance of custodial and escrow accounts, maintenance of insurance and enforcement of foreclosure proceedings.

FMC is licensed or exempt from licensing requirements to originate residential mortgages in 49 states and the District of Columbia. FIC is licensed or exempt from licensing requirements to fund residential mortgage loans and acquire closed residential mortgage loans in all states in which it operates.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(b)    Discontinued Operations

On January 13, 2006, the Company’s Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments. In February 2006 the assets pertaining to the conforming division’s headquarters office, all wholesale offices and certain of its retail offices were sold to third parties. The remaining assets of the conforming division, which include retail offices in Maryland and Virginia, have been combined with the Company’s non-conforming retail offices, which will offer a range of non-conforming and conforming loan products.

The provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144), require the results of operations associated with the disposal of these conforming wholesale and conforming retail offices to be classified as discontinued operations, net of income tax and segregated from the Company’s continuing results of operations for all periods presented.

(c)   Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include (i) an estimate of the representation and warranty liabilities related to the sale of mortgage loans; (ii) an estimate of losses inherent in mortgage loans held for investment, which is used to determine the related allowance for loan losses and realizable value of the Company’s accrued interest receivable; (iii) an estimate of the future loan prepayment rate of mortgage loans held for investment, which is used in the calculation of deferred origination and bond issuance cost amortization; (iv) the non-cash mark to market valuation of the interest rate swaps which economically hedge the Company’s securitization debt and (v) the fair market value of equity compensation awards. Actual results could differ from those estimates. Amounts on the consolidated statements of operations most affected by the use of estimates are the reserve for losses—loans sold (which is a component of gains on sales of mortgage loans, net), provision for loan losses—loans held for investment, interest income — loans held for investment, derivative valuations (which are a component of other income (expense)—portfolio derivatives), stock-based compensation (which is a component of salaries and employee benefits) and deferred origination and bond issuance costs (which are components of net interest income after provision for loan losses for loans held for investment and gains on sales of mortgage loans, net, for loans held for sale).

(d)         Concentration of Credit Risk

The non-conforming mortgage loans that the Company originates primarily consist of adjustable-rate mortgage (ARM) loans, the payments on which are adjustable from time to time as interest rates change, generally after an initial two-year period during which the loans’ interest rates are fixed and do not change. After the initial fixed rate period, the borrowers’ payments on their ARM loans adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. For the three months ended March 31, 2006 and 2005, 42% and 55%, respectively, of non-conforming mortgage loan originations are ARM’s and also have an “interest only” feature for the first five years of the loan, so that the borrowers do not begin to repay the principal balance of the loans until after the fifth year of the loans. After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining years of the loan.

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

For the three months ended March 31, 2006 and 2005, 55% and 51%, respectively, of non-conforming loan originations, were underwritten with little or no supporting documentation of the borrowers’ income, under the Company’s “stated income” loan programs and “bank statement” programs. The Company mitigates its risk on “stated income” loans by establishing minimum credit score standards and evaluating otherwise the borrower’s income and cash flow. Based on its experiences with similar loans in the past, and on industry performance data, the Company believes its strict underwriting guidelines relating to non-conforming loans that are originated help the Company to evaluate a borrower’s credit history, willingness and ability to repay the loans, as well as the value and adequacy of the borrower’s collateral. The Company’s underwriting guidelines are designed to balance the credit risk of the borrower with the loan-to-value (LTV) and interest rate of the loan.

In addition, for the three months ended March 31, 2006 and 2005, 34% and 40%, respectively, of the non-conforming loan originations included loans secured by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster in California could adversely affect the value of the mortgaged properties in that state and increase the risk of delinquency, foreclosure, bankruptcy or loss on the non-conforming mortgage loans in the Company’s investment portfolio. The Company’s non-conforming loan originations are concentrated heavily in California because it is the largest mortgage market in the U.S. and the Company believes that its underwriting, product design and pricing philosophies address the characteristics of California borrowers, which the Company believes to be non-standard credit profiles, interest in low downpayment products, payment-focused mortgages and higher home values.

(e)   Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting For Servicing of Financial Assets-an amendment of FASB Statement No. 140,” (Statement No. 156). Statement No. 156 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (Statement No. 140), with respect to the accounting for separately recognized servicing rights. Statement No. 156 requires an entity to initially recognize, at fair value, a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. In addition, Statement No. 156 permits the subsequent measurement of servicing assets and servicing liabilities using the fair value method or the amortization method as prescribed under Statement No. 140. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt Statement No. 156, as applicable, beginning in fiscal year 2007. Management believes that the implementation of Statement No. 156 will not have a material effect on its results of operations, statements of condition or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting For Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” (Statement No. 155). Statement No. 155 amends Statement No. 133, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Statement No. 155 amends Statement No. 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt Statement No. 155, as applicable, beginning in fiscal year 2007. Management believes that the implementation of Statement No. 155 will not have a material effect on its results of operations, statements of condition or cash flows.

In December 2005, the FASB issued Staff Position 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk,” (FSP 94-6-1). FSP 94-6-1 clarifies that loan products that expose an originator, holder, investor, guarantor or servicer to an increased risk of non-payment or not realizing the full value of the loan, such as non-traditional loan products, may result in a concentration of credit risk as defined in Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (Statement No. 107). FSP 94-6-1 also emphasizes the requirement to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The guidance under FSP 94-6-1 is effective for interim and annual reporting periods ending on or after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of Statement No. 107 should be provided for all periods presented. The adoption of FSP 94-6-1 has not had a significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 expresses the views of the SEC regarding Statement No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005. In November 2003, the Company adopted the fair value method of accounting for grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The Company adopted Statement No. 123R and SAB No. 107 as of January 1, 2006, which resulted in a change in the accounting for unearned compensation whereby the balance of unearned compensation as of December 31, 2005, and all subsequent unearned compensation transactions were recorded to additional paid-in capital on the consolidated statements of condition. The implementation of Statement No. 123R and SAB No. 107 has not had a material effect on the Company’s results of operations, statements of condition or cash flows.

(f)   Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In accordance with Statement No. 144, the Company has reclassified the operating results of the conforming wholesale and retail offices that were disposed of in the first quarter of 2006 as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2005. Also included in these reclassifications is the reclassification of changes in restricted cash from cash flows from operating activities to cash flows from investing activities in the amounts of $1.9 million for the three months ended March 31, 2005.

(g)   Restatement

In preparing the Company’s 2005 consolidated financial statements, the Company’s management identified errors in the accounting for income taxes related to the sale of loans by FMC, the Company’s TRS, to FIC, which operates as a REIT, in the fourth quarter of 2003 and the second quarter of 2005. In each of these periods, the Company had previously recognized the entire income tax expense related to the gain on sale earned by FMC on these sales of non-conforming loans to FIC for inclusion in its investment portfolio. However, the Company determined that it should have deferred the portion of the income tax expense related to the intercompany sale of those loans that remained on the Company’s consolidated statements of condition at each period end. Such deferred tax asset should have been recognized as expense over the life of the loans. As a result, the Company has restated the accompanying first quarter of 2005 condensed consolidated financial statements.

A summary of the significant effects of the restatement on the accompanying first quarter of 2005 condensed consolidated financial statements is as follows (in thousands, except per share data):

Condensed Consolidated Statement of Condition:

March 31, 2005
Total Shareholder’s Equity
As previously reported	$568,616
Income tax adjustment	1,393
As restated	$570,009

Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2005
	Income Tax (Expense) Benefit	Net Income	Earnings Per Share (Basic and Diluted)
As previously reported	$941	42,104	0.87
Income tax adjustment	(350)	(350)	(0.01)
As restated	$591	41,754	0.86

(2)            Mortgage Loans Held for Sale and Reserve for Losses—Sold Loans

Mortgage loans that the Company acquires or originates with the intent to sell in the foreseeable future are initially recorded at cost including any premium paid or discount received, adjusted for the fair value change during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried on the books at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006	December 31, 2005
Mortgage loans held for sale	$314,147	591,840
Net deferred origination costs	880	1,547
Premium, net of discount	589	1,987
Allowance for lower of cost or market value	(2,780)	(1,105)
Total	$312,836	594,269

The Company maintains a reserve for its representation and warranty liabilities related to the sale of loans and for its contractual obligations to rebate a portion of any premium paid by an investor when a sold loan prepays within an agreed period. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold, and is calculated as the fair value of liabilities reasonably estimated to occur during the life of the related sold loans. The provision is recorded as a reduction of gain on sale of loans. At March 31, 2006 and December 31, 2005, mortgage loans held for sale included approximately $2.9 million and $1.7 million, respectively, of loans repurchased pursuant to the provisions described in the preceding sentence, net of valuation allowance. Net realized losses on sold loans, primarily related to early payment defaults, premium recaptures on early payoffs and representation and warranty liability totaled $3.9 million and $0.7 million, or 0.44% and 0.09% of total loan sales in the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, the Company had $19.2 million of loans deemed to be unsaleable at standard sale premiums compared to $5.2 million at December 31, 2005. The Company recorded a valuation allowance of $2.8 million and $1.1 million, as of March 31, 2006 and December 31, 2005, respectively, for these loans unsaleable at standard sale premiums.

The reserve for losses—loans sold is summarized as follows for the three months ended March 31, 2005 and 2006 (in thousands):

Balance at December 31, 2004	$33,302
Provision.	2,538
Realized losses	(762)
Recoveries	21
Balance at March 31, 2005	$35,099

Balance at December 31, 2005	$35,082
Provision	2,329
Realized losses	(3,963)
Recoveries	49
Balance at March 31, 2006	$33,497

Historically, the Company has experienced substantially all of its representation and warranty losses on loans sold during the first three years following the sale. The reserve for losses—loans sold as of March 31,

2006 and 2005 relate to loan sales primarily during the period of April 1, 2003 through March 31, 2006 of approximately $13.4 billion, and sales during the period April 1, 2002 through March 31, 2005 of approximately $13.4 billion, respectively.

(3)            Mortgage Loans Held for Investment and Allowance for Loan Losses

The Company originates fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 40 years. These mortgage loans are initially recorded at cost including any premium or discount. These mortgage loans are financed with warehouse debt until they are pledged as collateral for securitization financing. The Company is exposed to risk of loss from its mortgage loan portfolio and establishes an allowance for loan losses taking into account a variety of criteria including the contractual delinquency status, market delinquency roll rates, and market historical loss severities. The adequacy of this allowance for loan loss is periodically evaluated and adjusted based on this review.

The following is a detail of the mortgage loans held for investment, net as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Securitized mortgage loans held for investment	$5,186,624	5,043,762
Mortgage loans held for investment—warehouse financed	309,081	486,454
Net deferred origination fees and costs	36,776	40,199
Mortgage loans held for investment	5,532,481	5,570,415
Allowance for loan losses—loans held for investment	(45,744)	(44,122)
Mortgage loans held for investment, net	$5,486,737	5,526,293

The allowance for loan losses—loans held for investment is summarized as follows for the three months ended March 31, 2005 and 2006 (in thousands):

Balance at December 31, 2004	$22,648
Provision	4,494
Charge—offs	(827)
Recoveries	64
Balance at March 31, 2005	$26,379

Balance at December 31, 2005	$44,122
Provision	5,393
Charge—offs	(3,771)
Recoveries	—
Balance at March 31, 2006	$45,744

Mortgage loans held for investment, which were on non-accrual status for interest income recognition due to delinquencies greater than ninety days, were $169.5 million and $61.7 million as of March 31, 2006 and 2005, respectively, and $150.3 million as of December 31, 2005, and averaged $168.7 million and $57.1 million for the three months ended March 31, 2006 and 2005, respectively, and $91.4 million during the year ended December 31, 2005. During the three months ended March 31, 2006 and 2005, the Company reversed previously accrued interest income relating to non-performing and delinquent loans, which would ordinarily have been recognized per contractual loan terms, of $2.2 million and $1.9 million, respectively.

At March 31, 2006 and December 31, 2005, approximately 39.8% and 41.3%, respectively, of mortgage loans held for investment were collateralized by properties located in the state of California.

(4)            Warehouse Financing, Loans Held for Sale and Loans Held for Investment

At March 31, 2006 and December 31, 2005, the Company had a total of $1.875 billion of warehouse lines of credit and repurchase facilities with six financial entities. Committed facilities comprise $1.825 billion of the total available, with uncommitted facilities totaling $0.050 billion. The facilities are short-term liabilities, secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

Warehouse lines of credit and repurchase facilities consist of the following at March 31, 2006 and December 31, 2005 (dollars in millions):

Agreements as of March 31, 2006			Amount Outstanding as of
Lender	Amount Available	Maturity Date	March 31, 2006	December 31, 2005
Countrywide Warehouse Lending	$75.0	August 2006	$2.2	34.3
Countrywide Early Purchase Program	50.0	Uncommitted	—	—
Credit Suisse First Boston Mortgage Capital*	400.0	April 2006	238.9	195.2
Credit Suisse, New York Branch Commercial Paper Facility	600.0	July 2006	147.4	415.8
JPMorgan Chase Bank	150.0	June 2006	60.2	53.9
Lehman Brothers Bank	300.0	December 2006	25.9	51.7
Merrill Lynch Bank USA	300.0	November 2006	37.7	61.9
Total	$1,875.0		$512.3	812.8

*    The Credit Suisse First Boston Mortgage Capital facility has been renewed through April 2007.

The average outstanding amounts under these agreements were $769.6 million and $658.5 million for the three months ended March 31, 2006 and 2005, respectively, and $876.2 million for the year ended December 31, 2005. The maximum amount outstanding under these agreements at any month-end during the three months ended March 31, 2006 and 2005 was $912.1 million and $843.7 million, respectively and $1.3 billion for the year ended December 31, 2005. The weighted average interest rate on March 31, 2006, December 31, 2005 and March 31, 2005 was 5.3%, 4.7% and 3.7%, respectively. The interest rates are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees.

The average outstanding amounts under these agreements relating to continuing operations were $723.0 million and $617.1 million for the three months ended March 31, 2006 and 2005, respectively. A summary of coupon interest expense and facilities fees, included in total interest expense in the condensed consolidated statements of operations, and the weighted average cost of funds of the warehouse lines of credit and repurchase facilities for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006		2005
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$8,360	4.6%	5,062	3.3%
Facilities fees	609	0.4%	833	0.5%
Total	$8,969	5.0%	5,895	3.8%

The warehouse lines and repurchase facilities generally have a term of 364 days or less. Management expects to renew these lines of credit prior to their respective maturity dates. The credit facilities are secured by substantially all of the Company’s mortgage loans and contain customary financial and operating covenants that require the Company to maintain specified levels of liquidity and net worth, maintain specified levels of profitability, restrict indebtedness and investments and require compliance with applicable laws. The Company was in compliance with all of these covenants at March 31, 2006 and December 31, 2005.

(5)            Securitization Financing

During the three months ended March 31, 2006, the Company issued $0.9 billion of mortgage-backed bonds through a securitization trust to finance the Company’s portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a weighted average spread over LIBOR. The estimated average life of the bonds is approximately 20 months, and is based on estimates and assumptions made by management. The actual period from inception to maturity may differ from management’s expectations. The Company retains the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for each pool falls below 20% of the original principal balance with the exception of FMIC Series 2003-1 which may be repaid when the principal balance falls below 10% of the original collateral amount. The securitization financings include a step up stipulation which provides that the bond margin over LIBOR will increase 1.5 to 2.0 times the original margin if the option to repay the bonds is not exercised, per the contractual provisions. The bonds are repaid from the cash flows derived from the mortgage loans pledged to the trust.

The following is a summary of the securitization issued by series during the three months ended March 31, 2006 (dollars in millions):

FMIT 2006-1
Bonds issued	$904
Loans pledged	$933
Deferred bond issuance costs	$3.1
Weighted average spread over LIBOR	0.32%
Financing costs—LIBOR plus	0.08% -2.30%

During the first quarter of 2006, the FMIT Series 2006-1 securitization included a pre-funding whereby a portion of the collateral pledged to the trust was delivered in April 2006, subsequent to the March 2006 bond closing date. The $233.0 million of bond proceeds, which were not collateralized at closing, were held in escrow by the trustee. The Company reported the pre-funding proceeds as a component of restricted cash in the condensed consolidated statements of condition as of March 31, 2006.

The average securitization financing outstanding was $4.8 billion and $4.2 billion for the three months ended March 31, 2006 and 2005, respectively and $4.4 billion for the year ended December 31, 2005. The unamortized bond issuance costs at March 31, 2006 and December 31, 2005 were $12.1 million and $11.6 million, respectively.

A summary of coupon interest expense, amortization of deferred issuance costs and original issue discount, included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the securitization financing for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006		2005
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$59,835	5.0%	31,644	3.0%
Amortization of deferred costs	2,685	0.2%	1,998	0.2%
Amortization of bond discount	32	0.0%	63	0.0%
Total	$62,552	5.2%	33,705	3.2%

The Company also has the ability to finance the securities it retains in its securitizations (retained securities) through two repurchase facilities, each with an uncommitted amount of $200 million. The first facility is with Liquid Funding, Ltd., an affiliate of Bear Stearns Bank plc. The second facility is with Lehman Brothers, Inc. and Lehman Brothers Commercial Paper Inc. Each facility bears interest at an annual rate of LIBOR plus an additional percentage.

The following is a summary of the outstanding securitization bond financing and weighted average interest rate by series as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
	Amount Outstanding	Weighted Avg Interest Rate	Amount Outstanding	Weighted Avg Interest Rate
FMIT Series 2006-1	$904,078	5.0%	$—	—%
FMIT Series 2005-3	1,059,345	5.1%	1,089,820	4.7%
FMIT Series 2005-2	827,101	5.1%	872,455	4.7%
FMIT Series 2005-1	490,093	5.2%	555,650	4.7%
FMIT Series 2004-5	528,439	5.3%	595,481	4.9%
FMIT Series 2004-4	466,142	5.3%	518,283	4.9%
FMIT Series 2004-3	482,777	5.3%	523,296	4.9%
FMIT Series 2004-2	276,494	5.5%	377,500	4.9%
FMIT Series 2004-1 (*)	100,400	5.8%	233,977	5.0%
FMIC Series 2003-1	61,285	6.9%	83,308	6.1%
	5,196,154	5.2%	4,849,770	4.8%
Unamortized bond discount	(42)		(74)
Subtotal securitization bond financing	5,196,112		4,849,696
Liquid Funding repurchase facility	45,154		86,079
Lehman Brothers repurchase facility	—		62,845
Total securitization financing	$5,241,266		$4,998,620

(*) FMIT Series 2004-1 was called and paid in full in April 2006. See Note 12.

The current carrying amount of the mortgage loans pledged to the trusts was $5.2 billion and $5.0 billion as of March 31, 2006 and December 31, 2005, respectively.

(6)            Derivatives and Hedging Activities

In conjunction with the financing of its portfolio of loans held for investment, the Company entered into interest rate swaps designed to be economic hedges of the floating rate debt of the warehouse and securitization debt. At March 31, 2006, the fair value of 30 interest rate swaps with positive fair values was $36.9 million. At December 31, 2005, the fair value of 26 interest rate swaps with positive fair values was $35.2 million and the fair value of three swaps with negative fair values was $(0.2) million, for a net fair value of $35.0 million. The swaps are not classified as cash flow hedges under Statement No. 133, and therefore, the mark to market valuation increase of $1.9 million and $20.6 million has been included in current period earnings during the three months ended March 31, 2006 and 2005, respectively.

In conjunction with the Company’s FMIT Series 2003-1 securitization, the Company purchased an interest rate cap agreement by paying a premium of $3.0 million, determined to be an economic hedge of the floating rate debt of the security. The mark to market valuation increase of $70.0 thousand has been included in current period earnings during the three months ended March 31, 2005. During the fourth quarter of 2005, the interest rate cap expired.

The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Non-cash changes in fair value	$1,894	20,628
Net cash settlements on existing derivatives	10,264	(1,295)
Net cash settlements received (paid) to terminate derivatives prior to final maturity	—	1,009
Other income (expense)—portfolio derivatives	$12,158	20,342

(7)            Discontinued Operations

On January 13, 2006, the Company’s Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments. In February 2006, the assets pertaining to the conforming division’s headquarters office, all wholesale offices and certain of its retail offices were sold to third parties. The remaining assets of the conforming segment, which include retail offices in Maryland and Virginia, have been combined with the Company’s non-conforming retail offices, which will offer a range of non-conforming and conforming loan products. The pre-tax loss on disposal was $0.9 million and is included in discontinued operations, net of income tax, in the condensed consolidated statements of operations.

The provisions of Statement No. 144 require the results of operations associated with the conforming wholesale and conforming retail offices that were disposed to be classified as discontinued operations, net of income tax and segregated from the Company’s continuing results of operations for all periods presented.

Operating results of discontinued operations, net of income tax included in the condensed consolidated statements of operations are summarized as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Interest income	$ 839	1,085
Interest expense	657	421
Net interest income	182	664
Gains on sales of mortgage loans, net	(188)	1,200
Fees and other income	41	107
Total revenues	35	1,971

Expenses:
Salaries and employee benefits	1,692	2,038
Occupancy	272	296
Depreciation and amortization	104	35
General and administration	727	677
Total expenses	2,795	3,046
Discontinued operations before income taxes	(2,760)	(1,075)
Income tax benefit	1,115	434
Discontinued operations, net of income tax	$ (1,645)	(641)

The impact of discontinued operations on cash flows from operating, cash flows from investing and cash flows from financing activities are separately presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

(8)            Segment Information

The information presented below with respect to the Company’s reportable segments is consistent with the content of the business segment data provided to the Company’s management. This segment data uses a combination of business lines and channels to assess consolidated results. The Company has four reportable segments, which include two production segments, Wholesale and Retail, and two operating segments, which include Investment Portfolio, and Corporate. Prior to the first quarter of 2006, the Company reported two additional production segments referred to as its Conforming Wholesale and Conforming Retail segments. In the first quarter of 2006, the Company’s Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of the Conforming Wholesale and Conforming Retail segments due to the decline in profitability of these segments. In February 2006, the Company sold the assets pertaining to its conforming division’s headquarters, wholesale offices, and certain retail offices to third parties. The remaining assets of the conforming segment, which included retail offices in Maryland and Virginia, have been combined with our non-conforming retail offices and will be reported as a component of the Company’s Retail segment. The following discussion of results reflects the Company’s continuing Wholesale and Retail segments only, while the results of its former Conforming Wholesale and Conforming Retail segments are reported herein as discontinued operations.

The Company originates loans through two production segments:  a wholesale segment which originates non-conforming loans and a retail segment, which originates non-conforming and conforming loans. The Investment Portfolio segment primarily includes the net interest income earned by the loans held for investment and the direct costs, including third-party servicing fees, incurred to manage the portfolio. In addition, the Company has a Corporate segment that includes the timing and other differences between actual revenues and costs and amounts allocated to the production segments. The Corporate segment also includes the effects of the deferral and capitalization of net origination costs as required by Statement of Financial Accounting Standards No. 91, “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Financial information by segment is evaluated regularly by management and used in decision-making relating to the allocation of resources and the assessment of Company performance. For the purposes of segment information provided in the tables below, certain fees, origination costs, and other expenses recorded as a component of gains on sale of mortgage loans, net, have been reflected in total revenues or total expenses consistent with intercompany allocations reported to the Company’s management. Also, origination fees and gain on sale revenue are recognized at the time of funding by the production segments, and adjusted in the corporate segment to reflect the actual fees and gain on sale recognizable for GAAP revenue reporting, when the loans are sold. The Corporate segment includes reconciling amounts necessary for the segment totals to agree to the condensed consolidated financial statements.

The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, net, trustee receivable, derivative assets and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Production — Wholesale	$ 274,081	526,914
Production — Retail	42,161	70,632
Investment Portfolio	5,643,455	5,691,744
Corporate	390,048	134,324
Total	$ 6,349,745	6,423,614

Operating results by business segment for the three months ended March 31, 2006 are as follows (in thousands):

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$ 6,064	1,018	95,113	(481)	$ 101,714
Interest expense	3,265	565	68,916	(1,225)	71,521
Net interest income	2,799	453	26,197	744	30,193
Provision for loan losses—loans held for investment	—	—	(5,393)	—	(5,393)
Gains on sales of mortgage loans, net	17,170	6,755	—	(13,630)	10,295
Other income (expense)—portfolio derivatives	—	—	12,158	—	12,158
Fee and other income	—	449	(238)	139	350
Total revenues	19,969	7,657	32,724	(12,747)	47,603

Direct expenses	17,755	8,912	2,899	4,193	33,759
Corporate overhead allocation	4,200	728	—	(4,928)	—
Total expenses	21,955	9,640	2,899	(735)	33,759
Income (loss) from continuing operations before income taxes	(1,986)	(1,983)	29,825	(12,012)	13,844
Income tax benefit	N/A	N/A	N/A	729	729
Income (loss) from continuing operations	$ (1,986)	(1,983)	29,825	(11,283)	14,573
Discontinued operations, net of income tax					(1,645)
Net income					$ 12,928

Operating results by business segment for the three months ended March 31, 2005 are as follows (in thousands):

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$ 6,018	1,011	82,836	(2,742)	$ 87,123
Interest expense	3,075	533	38,608	(2,616)	39,600
Net interest income	2,943	478	44,228	(126)	47,523
Provision for loan losses—loans held for investment	—	—	(4,494)	—	(4,494)
Gains on sales of mortgage loans, net	21,983	7,513	—	(21,027)	8,469
Other income (expense)—portfolio derivatives	—	—	20,342	—	20,342
Fee and other income	—	435	(201)	52	286
Total revenues	24,926	8,426	59,875	(21,101)	72,126
Direct expenses	16,827	9,143	2,985	933	29,888
Corporate overhead allocation	4,322	809	—	(5,131)	—
Total expenses	21,149	9,952	2,985	(4,198)	29,888
Income (loss) from continuing operations before income taxes	3,777	(1,526)	56,890	(16,903)	42,238
Income tax benefit	N/A	N/A	N/A	157	157
Income (loss) from continuing operations	$ 3,777	(1,526)	56,890	(16,746)	42,395
Discontinued operations, net of income tax					(641)
Net income					$ 41,754

(9)            Earnings Per Share

Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended March 31, 2006 and 2005 is summarized as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Income from continuing operations	$ 14,573	42,395
Dividends on unvested restricted stock	(78)	—
Income from continuing operations available to common shareholders	14,495	42,395
Discontinued operations, net of income tax	(1,645)	(641)
Net income available to common shareholders	$ 12,850	41,754
Weighted average shares outstanding	48,274	48,462
Basic earnings per share:
Continuing operations	$ 0.30	0.87
Discontinued operations	(0.03)	(0.01)
Total	$ 0.27	0.86

Diluted earnings per share:
Income from continuing operations	$ 14,573	42,395
Dividends on unvested restricted stock	(78)	—
Income from continuing operations available to common shareholders	14,495	42,395
Discontinued operations, net of income tax	(1,645)	(641)
Net income available to common shareholders	$ 12,850	41,754
Weighted average shares outstanding	48,274	48,462
Dilutive effect of options and restricted stock	—	58
Weighted average shares outstanding, diluted	48,274	48,520
Diluted earnings per share:
Continuing operations	$ 0.30	0.87
Discontinued operations	(0.03)	(0.01)
Total	$ 0.27	0.86

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three months ended March 31, 2006, all stock options, at a strike price range of $11.60 to $19.25, and all shares of unvested restricted stock were excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2005, all stock options, at a strike price range of $15.00 to $19.25 were excluded from the calculation of diluted earnings per share. These stock options and restricted stock would have an antidilutive effect on earnings per share.

(10)     Stock-Based Compensation

Under the Company’s Equity Incentive Plan (the “Stock Plan”) approved by the Board of Directors and shareholders in November 2003, an aggregate of 2.7 million of share options or shares of the Company’s stock may be awarded to employees, outside directors and consultants and to any other individual whose participation in the plan is determined to be in the best interests of the Company by the Compensation Committee of FIC’s Board of Directors. Awards of common stock will be made with currently authorized but not issued common stock.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (Statement No. 123R). In accordance with Statement No. 123R, the Company expenses its stock-based compensation by applying the fair value method to stock-based compensation. Prior to the adoption of Statement No. 123R, the Company elected to expense its stock-based compensation by applying the fair value method to stock-based compensation in accordance with Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123). The adoption of Statement No. 123R did not have a material effect on the Company’s consolidated statements of operations or cash flows. In accordance with Statement No. 123R, the balance of unearned compensation as of January 1, 2006, included in the Company’s consolidated statements of condition, has been reclassified as a reduction to paid-in capital.

(a)  Stock Options

Under the Stock Plan, the exercise price of each stock option may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options typically vest ratably over a four-year period with a term fixed by the compensation committee not to exceed ten years from the date of grant. Stock options with accompanying dividend equivalent rights (“Options with DERs”) typically cliff vest approximately four years from the date of grant with a term fixed by the compensation committee not to exceed seven years from the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which takes into account as of the grant date the exercise price and expected life of the option, its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.

On February 16 and 21, 2006, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted to certain key officers and employees 162,000 non-qualified stock options with accompanying dividend equivalent rights. The exercise price was $11.60, which was the closing price of the Company’s common stock on the date of grant. One hundred percent of the options vest on March 31, 2010 with a term expiring on March 31, 2013. While the option is unvested, dividend equivalents are earned based on the number of option shares held and are deemed invested in phantom shares of the Company’s common stock at the closing price of the stock on the dividend payment date. The phantom shares also will be credited with dividend equivalent rights at the same time and in the same amount as cash dividends are paid on the Company’s common stock. The total value of dividend equivalents, adjusted for the change in value of the phantom shares from date of issuance through vest date, will be paid in cash at the time the option vests.

The following table summarizes the weighted average fair value of the Options with DERs granted in the three months ended March 31, 2006, determined using the Black-Scholes option pricing model.

Fair value, at date of grant	$ 4.71
Expected life in years	5.5
Annual risk-free interest rate	4.6%
Expected volatility	35%
Expected forfeitures	20%

The following table summarizes stock option activity for the three months ended March 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	826,500	$ 14.86	8.0
Granted	162,000	11.60	10.0
Exercised	—	—	—
Forfeited or expired	(29,500)	14.81	7.9
Outstanding at March 31, 2006	959,000	14.31	8.4	$ 32,400
Exercisable at March 31, 2006	382,850	15.26	7.7	$ —

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $4.71. No options were granted in the first quarter of 2005. Total compensation expense relating to stock option issuance of $0.1 million was recorded in salaries and employee benefits expense for each of the three months ended March 31, 2006 and 2005. As of March 31, 2006, there was $1.5 million of total unrecognized compensation cost related to nonvested options granted under the Stock Plan, which is expected to be recognized over a period of four years.

 (b)  Restricted Stock

On February 16, 2006, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted 45,000 shares of restricted stock to the Company’s newly appointed chief financial officer, valued at $11.90 per share. The restricted stock vests ratably over a four-year period beginning December 31, 2006.

On February 21, 2006, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, awarded a maximum of 83,400 shares of restricted stock to certain of the Company’s senior officers subject to a level of achievement of certain corporate performance objectives (the “performance shares”). The performance shares were valued at $8.35 per share, with one hundred percent of any earned performance shares to vest on March 31, 2010. The performance shares are shares of restricted stock that are subject to vesting requirements and can be earned based primarily on the Company’s achievement of certain return on equity targets for the period January 1, 2006 through December 31, 2007.

The following table summarizes restricted stock activity for the three months ended March 31, 2006:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	467,225	$ 15.18
Granted	45,000	11.90
Forfeited	(22,500)	(15.00)
Outstanding at March 31, 2006	489,725	$ 14.89

All of the restricted stock awards are expensed on a straight-line method over the scheduled vesting period. Total compensation expense relating to the issuance of shares of restricted stock of $0.4 million and $0.4 million was recorded in salaries and employee benefits expense for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $4.5 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Stock Plan, which is expected to be recognized over a period of four years.

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	240,000	$ 15.18
Granted	45,000	11.90
Vested	—	—
Forfeited	(22,500)	15.00
Nonvested at March 31, 2006	262,500	$ 14.64

(11)     Commitments and Contingencies

(a)   Loan Commitments

At March 31, 2006 and December 31, 2005, the Company had origination commitments outstanding to fund approximately $451 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan, comprised 97.5% and 97.0%, respectively, of the outstanding origination commitments. The Company had forward delivery commitments to sell approximately $0.5 billion and $1.3 billion of loans at March 31, 2006 and December 31, 2005, respectively, of which $67.5 million and $745.9 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades. At March 31, 2006 and December 31, 2005, the Company had a commitment to sell $415 million and $580 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

(b)   Legal Matters

Because the nature of the Company’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending and consumer protection laws, the Company is subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. The Company is also subject to other legal proceedings in the ordinary course of business related to employee matters. All of these ordinary course proceedings, individually or taken as a whole, are not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company filed its answer denying all relevant claims on August 25, 2004. In addition, the Company filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes. Plaintiffs filed a response to the Company’s motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, the Company’s motion to dismiss was denied. The discovery process continues and is currently required to be completed by the end of May 2006. On December 27, 2005, the named Plaintiff, Berinda Arredondo, requested to be, and was, dismissed from the litigation.

Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter. The plaintiffs in this matter have not specified damages sought and therefore the Company is unable to estimate potential exposure.

Bass Litigation:

On May 24, 2004, all of the Company’s former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against Fieldstone Investment Corporation, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in the Company’s December 31, 2003 audited financial statements, should have been reflected in the Company’s financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the Company’s financial statements with respect to this claim. On October 28, 2005, the Company served a cross claim against KPMG. The cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal the Company suffered damages. In addition, the cross claim asserts that in the event the Former Shareholders prevail in their suit, KPMG negligently advised the Company regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit. A tria1 date has been scheduled for October 9, 2006.

The Company intends to vigorously defend against the claim made by the Former Shareholders described above. If the Company ultimately is unsuccessful in defending this matter, the Company could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation. Excluding interest or third-party costs, which may be payable as part of a settlement, the potential payment will be an increase in the redemption price of their shares and recorded as a reduction of the Company’s paid-in capital in the period in which the dispute is resolved and will be paid out of the Company’s working capital and will not be reflected in the Company’s income statement.

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed naming Fieldstone Mortgage in the Northern District of Illinois (Eastern Division) alleging violations of the Fair Credit Reporting Act (“FCRA”). The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. Specifically, Plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines in providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailing in the event that the violation is deemed willful. No motion for class certification has yet been filed in this case. Fieldstone Mortgage filed a motion to dismiss/motion to strike pursuant to Federal Rule 12(b)(6) for the injunctive relief portion of the compliant. This action is in the initial stage of discovery.

Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter. While the Company intends to continue to vigorously defend this claim and believes the Company has meritorious defenses available, there can be no assurance the Company will prevail and that an adverse outcome would not have a material effect on the Company’s results of operations.

For information on other legal proceedings, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

 (12) Subsequent Event

During March 2006, the unpaid principal balance of the loans collateralizing FMIT Series 2004-1 fell below 20% of the original principal cut-off balance of the collateral, permitting Fieldstone Servicing Corp. to exercise its right of optional termination of the financing. Management reviewed the performance of mortgage loans in the financing trust and related cost of financing and subsequently delivered notice in April 2006 to the FMIT Series 2004-1 trustee and bondholders of the exercise of the Company’s option to purchase the mortgage loans, REO property, and any other property remaining in the trust at the next payment date. The Company paid $100.4 million to third-party bondholders on April 25, 2006. The underlying collateral will remain on the consolidated statement of condition as unsecuritized loans held for investment.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Safe Harbor for Forward-Looking Statements

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC.

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

•       the nature and amount of competition;

•       the impact of changes to the fair value of our interest rate swaps on our net income, which will vary based upon changes in interest rates and could cause net income to vary significantly from quarter to quarter; and

•       the other factors set forth in our filings, from time to time, with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Executive Overview

We are a mortgage real estate investment trust (REIT) that invests in non-conforming loans originated by our wholly owned subsidiary, Fieldstone Mortgage Company (FMC), which we finance by issuing mortgage-backed securities. Through FMC, we originate, service and sell non-conforming single-family residential mortgage loans through our wholesale origination channel and both non-conforming and conforming single-family residential mortgage loans through our retail origination channel.

Our primary sources of income are the interest income on our loans held for investment net of the interest expense of financing those loans, the cash gains on sales of mortgage loans that we choose not to hold for investment  which include originations fees collected at funding, and the net interest income on loans held for sale during the period from origination to date of sale.

During the three months ended March 31, 2006, our net income was $12.9 million as compared to $41.8 million in the three months ended March 31, 2005, down primarily due to a $18.7 million decrease in the mark to market valuation change in the derivatives we use to economically hedge the financing costs of our loans held for investment, and a $7.5 million decrease in the revenue related to our investment portfolio of non-conforming mortgages. The net cash settlements on our interest swaps and cap used to economically hedge our securitization financing costs, which are reported as a component of other income (expense) portfolio derivatives, plus the net interest income before loss provision on loans held for investment, decreased to $36.4 million in the three months ended March 31, 2006 from $43.9 million in the same period in 2005, primarily due to a decrease in our average first quarter 2006 net interest income margin, partially offset by a higher portfolio balance. Net interest margin plus the net cash received on our swaps, declined to 2.6% in the first quarter of 2006 from 3.6% in the comparable period last year, while our older, lower rate swaps expired and new swaps were added to the portfolio at higher rates. The margins available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in financing costs.

Our portfolio of loans held for investment, net, remained at $5.5 billion at March 31, 2006 as the amount of new loans added to the portfolio during the quarter was offset by loan prepayments. We intend to continue to build our portfolio by retaining the majority of our non-conforming fundings. The percentage of loans we retain for the portfolio in any given period will vary based upon the size of the portfolio we hold, prepayments during the quarter and the availability of loans which meet our cash flow, credit and projected return criteria. As of March 31, 2006, our financing debt on the loans held in our portfolio was 10.6 times our equity. Based on the current size of our portfolio and management’s estimates and assumptions regarding expected future origination levels and market factors, we believe we can achieve by year end our target portfolio debt to equity ratio on our portfolio of at least 13 times our equity, adjusted for the non-cash mark to market of our portfolio derivatives.

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

In the first quarter of 2006, we disposed of the majority of the assets of our conforming retail and conforming wholesale segments, based upon the declining trend in the segments’ profitability in 2005 and 2004, as increased competition and depressed margins due to rising interest rates reduced the funding volumes and income contribution of those segments. In February 2006, we sold the assets pertaining to our conforming division’s headquarters office, all of its wholesale offices and certain of its retail offices to third parties. The remaining conforming retail offices in Maryland and Virginia have been combined with our non-conforming retail offices, which will offer a range of non-conforming and conforming loan products. The pre-tax loss on disposal was $0.9 million.

Our continuing operations originated $1.0 billion of mortgage loans during the three months ended March 31, 2006, a 12% reduction from the $1.1 billion originated by our continuing operations during the same period in 2005. Our origination volumes declined in 2006 as a result of continued competition for new loan originations during the quarter. The Mortgage Bankers Association of America forecasted that total mortgage originations in the first quarter of 2006 would be approximately 12% lower than the first quarter of 2005. We added offices and personnel to our mortgage origination franchise during 2005 to offset the effect of competition and a declining market on originations.

Our continuing operations reported a net cost to produce of 3.52% in the three months ended March 31 2006, an increase from the 3.07% in the three months ended March 31, 2005. The cost to produce in the first quarter of 2006 included 0.38% additional expenses related to production sales force increases, and 0.25% of additional home office expense primarily related to incremental legal and accounting costs. These cost increases were partially offset by a 0.19% decrease in the net premiums paid on new originations during the quarter.

Restatement of Condensed Consolidated Financial Statements

We have restated our condensed consolidated financial statements for the three months ended March 31, 2005 to correct an error in the accounting for income taxes related to the sale of loans by FMC, our taxable REIT subsidiary, to FIC, which operates as a REIT, in the fourth quarter of 2003 and the second quarter of 2005. In each of these periods, we had previously recognized the entire income tax expense related to the gain on sale earned by FMC on these sales to FIC for inclusion in its investment portfolio. However, we determined that we should have deferred the portion of the income tax expense related to the intercompany sale, because the loans remained on our consolidated statements of condition at period end. The deferred tax asset should have been recognized as expense over the life of the loans. See Note 1(g) “Restatement” to the condensed consolidated financial statements, which is included in Part I, Item 1 of this report. The correction of these errors resulted in a cumulative increase to accumulated earnings and shareholders’ equity of $1.4 million as of March 31, 2005. As of March 31, 2006, and 2005, the balance of the deferred tax asset related to the intercompany loan sales was $1.2 million and $1.4 million, respectively.

This restatement of our income tax expense has no effect on our REIT taxable income, which is the basis for determining the dividends we pay to our stockholders. In addition, the entry to correct the accounting error did not result in (i) a change to our cash position, (ii) a default under any of our credit facilities, (iii) a change to our reported non-GAAP financial measures relating to cost to produce and core net interest income and margin, or (iv) a change to our federal or state tax liability for any of the periods restated. For tax accounting purposes, the gain on sale was reported correctly as taxable income on the tax return of FMC. The following discussion contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement discussed in Note 1(g) to the condensed consolidated financial statements included in this report.

Key Components of Financial Results of Operations

Revenues

Our revenues are based primarily on the spread between the interest income we receive from the loans we fund for investment and the interest expense on the debt financing these loans, sale margins on our loans held for sale, the rate of prepayment of our mortgage loans held for investment, credit losses on our investment portfolio, and origination volumes. During periods of rising interest rates, we would generally increase the mortgage interest rates we charge on our loan originations, but we will also experience an increase in our costs of borrowing to finance the loans. If the rise in borrowing costs is greater than the coupon on new originations of loans held for investment, net interest income spread will be lower on new loans which replace older loans originated and financed at higher net interest income spreads in the portfolio that have prepaid. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable-rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two to three years of the loan, but increase prepayments at or near the reset date of the loan, when the coupon resets to a six-month LIBOR-based ARM reflecting the higher market rates. Decreases in prepayment speeds result in lower prepayment fee income, but offer other potential expense reductions in the form of decreases to the rate of amortization of deferred origination costs and bond issuance costs, which are recorded as a reduction in yield.

Expenses

The principal factors which lead to changes in our expenses are funding volumes, the number of production facilities we operate, our staffing required to support our origination platform, the balance of our investment portfolio incurring third-party servicing fee expense and the corporate overhead required to support a public company. As loan volumes increase, we generally would expect salaries and employee benefit expenses to increase as well as variable loan related expenses. There are also increased costs related to compliance with the Sarbanes-Oxley Act of 2002, SEC and investor reporting and accounting and legal fees. We also expect expenses to increase as the final development phase of our new loan origination software system is completed, which is expected in the second and third quarters of 2006, and thereafter, as the capitalized development costs for the final phase begin to be amortized.

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

Allowance for Loan Losses—Loans Held for Investment

Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan principal losses, based on our estimates of the losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimates required and potential for imprecision.  Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed. Because we have limited historical loss data on our past originations, all of which were sold servicing-released prior to October 2003, we currently utilize industry loss assumptions for loans similar in credit, loan size and product type. These assumptions result in an estimate that approximately 21% of loans that are delinquent 30+ days ultimately will default and experience an average principal balance loss of 35%. These underlying assumptions and estimates are continually evaluated and updated to reflect management’s current assessment of the value of the underlying collateral, our limited actual historical loss experience from the third quarter of 2003 through the current period, and other relevant factors impacting portfolio credit quality and inherent losses. Provision for losses is charged to our consolidated statements of operations as a reduction in net interest income. Losses incurred on mortgage loans held for investment are charged to the allowance at the earlier of the time of liquidation or at the time the loan is transferred to real estate owned. Subsequent gains or losses at property disposal are recorded to gain (loss) on disposal of real estate owned, which is a component of “Fees and other income” on our consolidated statements of operation.

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

Interest expense on our warehouse and securitization financing is a combination of the accrual of interest based on the contractual terms of the financing arrangements and the amortization of bond original issue discounts and issuance costs. The amortization of bond original issue discounts and issuance costs also considers estimated prepayments and is calculated using the interest method. The principal balance of the securitization financing is repaid as the related collateral principal balance amortizes, either through receipt of monthly mortgage payments or any loan prepayment. The deferred issuance costs and original issue discounts are amortized through interest expense over the estimated life of the outstanding balance of the securitization financing, utilizing the prepayment assumptions referenced above to estimate the average life of the related debt. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the issuance of the related debt and result in adjustments to the current period amortization recorded to interest expense.

We have sought to partially offset the impact to our net interest income of faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two years after origination of a loan. As of March 31, 2006 and December 31, 2005, approximately 85.9% and 86.0%, respectively, of our mortgage loan portfolio had prepayment fee features. We anticipate that prepayment rates on our portfolio will increase as these predominately adjustable-rate loans reach their initial adjustments, typically 24 months after funding the loans, which began in 2005. The varying prepayment rate, referred to on an annualized basis as the constant prepayment rate, or CPR, will be reforecast each quarter to project cash flows based upon historical industry data for similar loan products in the context of the current markets and our actual history to date. The forward-looking expected CPR used in our current assumptions averages 20 CPR during the first 12 months, averages 30 CPR through month 21, and increases to an average of 70 CPR during the months on and around the reset date, declining to an average 38 CPR thereafter. If prepayment speeds increase, our net interest margin would decrease due to the additional cost amortization, which may be partially offset by an increase in prepayment fee income.

Derivatives

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

Stock-Based Compensation

We  have adopted the fair value method of accounting for stock options and shares of restricted stock as prescribed by Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (Statement No. 123R). Under Statement No. 123R, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period. The fair value of awards of restricted stock is determined at the date of grant based on the market price of our common stock on that date. For both the stock options and restricted stock, the amount of compensation cost is adjusted for estimated annual forfeitures. The fair value of the stock options is determined using the Black-Scholes option pricing model. Due to the subjective nature and estimates required under Statement No. 123R, we consider this a critical accounting policy.

Reserve for Losses—Loans Sold

We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the initial payments following the sale of the loan. The reserve, which is recorded as a liability on our consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We forecast future losses on current sales based on our analysis of our actual historical losses, stratified by type of loss, type of loan, lien position, collateral location, and year of sale. This analysis takes into consideration historical information regarding frequency and severity of losses and compares economic and real estate market trends which may have affected historical losses and the potential impact of these trends to losses on current loans sold. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and rate, borrower prepayment fee, if any, and estimates of future interest rate volatility. If the actual loss trend on loans sold varies compared to the loss provision previously forecast, an adjustment to the provision expense will be recorded as a change in estimate.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Income

Net income decreased 69.0%, or $28.9 million, to $12.9 million, for the three months ended March 31, 2006, from $41.8 million for the three months ended March 31, 2005. The decrease includes an $18.7 million decrease in the non-cash mark to market valuation gain on interest rate swaps and caps in effect during the first quarter of 2006. Our interest rate swaps and cap are not designated as cash flow hedges under Statement No. 133 and, therefore, the change in the periodic mark to market of the future value of the interest rate swaps and cap is reported in current period earnings. The decline in net income also reflects a $7.5 million decrease in the revenue from our mortgage loan portfolio, which includes the net interest income before loss provision on loans held for investment plus the net cash settlements on our interest swaps and cap used to economically hedge our securitization financing costs. The decline in 2006 portfolio margin is due to the prepayment of older, higher rate loans that have adjusted, or are about to adjust, from their initial fixed rate to an adjusting rate, combined with new loans added to the portfolio at lower margins. The first quarter of 2006 net income also includes the recognition of a $0.9 million pre-tax loss on disposal related to the discontinuation of the conforming division.

Revenues

Net Interest Income After Provision for Loan Losses

The following are the components of net interest income after provision for loan losses for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Interest income:
Coupon interest income on loans held for investment	$96,433	81,551
Coupon interest income on loans held for sale	6,601	4,287
Amortization of deferred origination costs	(6,871)	(5,504)
Prepayment fees	5,551	6,789
Total interest income	101,714	87,123

Interest expense:
Financing interest expense on loans held for investment*	66,199	36,547
Financing interest expense on loans held for sale	2,605	992
Amortization of deferred bond issuance costs and issue discount	2,717	2,061
Total interest expense	71,521	39,600
Net interest income	30,193	47,523
Provision for loan losses—loans held for investment	5,393	4,494
Net interest income after provision for loan losses	$24,800	43,029

*  Does not include the effect of the interest rate swap and cap agreements which economically hedge our portfolio of financing costs.

The following table presents the average balances for our loans held for investment and loans held for sale and our warehouse and securitization financing, with the corresponding annualized yields for the three months ended March 31, 2006 and 2005 (in thousands).

	Three Months Ended March 31,
	2006	2005
Average balances:
Mortgage loans held for investment	$5,453,923	4,884,311
Securitization financing—loans held for investment	4,825,196	4,187,989
Warehouse financing—loans held for investment	510,867	518,852

Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	7.07%	6.68%
Amortization of deferred origination costs	(0.50)%	(0.46)%
Prepayment fees	0.41%	0.56%
Yield on loans held for investment (1)	6.98%	6.78%

Interest expense securitization financing	4.96%	3.02%
Interest expense warehouse financing	4.98%	3.78%
Amortization—deferred bond issuance costs and issue discount	0.23%	0.20%
Cost of financing for loans held for investment (2)	5.17%	3.28%
Net yield on loans held for investment (3)	1.92%	3.62%
Provision for loan losses as % of average loan balance	(0.40)%	(0.37)%
Net yield on loans held for investment after provision for loan losses	1.52%	3.25%

Average balances:
Mortgage loans held for sale	$330,044	216,783
Warehouse financing—loans held for sale	212,156	98,213

Yield analysis—loans held for sale:
Yield on loans held for sale (1)	8.00%	7.91%
Cost of financing for loans held for sale (2)	4.91%	4.04%
Net yield on loans held for sale (3)	4.84%	6.08%

Combined yield—net interest income after provision for loan losses, loans held for investment and held for sale	1.72%	3.37%

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

Net Interest Income After Provision for Loan Losses Earned on Loans Held for Investment

In the three months ended March 31, 2006, the $12.3 million increase in interest income on loans held for investment earned by the $0.6 billion higher average portfolio balance in 2006 compared to the same period in 2005, was largely offset by a $30.3 million increase in interest expense on loans held for investment, as the one-month LIBOR interest rate index used to determine our portfolio debt financing costs, rose to an average of 4.68% in three months ended March 31, 2006 compared to an average of 2.71% in the same period in 2005.

Interest expense related to both warehouse and securitization financing rose in the three months ended March 31, 2006 as compared to the same period in 2005 and is expected to continue to increase in 2006 both notionally and as a percentage cost of financing due to the anticipated prepayment of older loans financed with lower-rate debt, compared to new mortgage fundings financed with higher cost debt. We expect net interest income before loan loss provision in the remainder of 2006 to continue to decline from 2005, as incremental net interest income earned on the forecasted increase in the average portfolio loan balance in 2006 is offset by the narrower margins on new originations, compared to the wider spreads on the 2003 and 2004 loans expected to prepay in 2006. Margins available on new loans are expected to continue to be narrower in 2006, as forecasted financing rate increases are not expected to be wholly offset by mortgage coupon rate increases of the same magnitude due to market competition for new originations.

 The $30.2 million net interest income before provision for loan losses earned in the three months ended March 31, 2006 does not include the $10.3 million of net cash settlements received in 2006 under the terms of the swap agreements used to economically hedge the financing costs of our loans held for investment. The regular monthly swap settlement amounts, plus any cash paid or received at termination of the agreements prior to maturity, are included in the line item “Other income (expense)—portfolio derivatives.”

The increase in the interest income yield on loans held for investment to 6.98% in the three months ended March 31, 2006 from 6.78% in the same period in 2005 reflects the increase in coupons on our 2/28 hybrid mortgages which reached their note resets from fixed to adjustable during the period combined with higher yields on new loans added to the portfolio.

Provision for loan losses increased in the three months ended March 31, 2006 compared to the same period in 2005, due to the increase in delinquent loans as the portfolio continued to mature. The increase in the provision for loan losses was lower than our previous expectations due to fewer delinquent loans and lower realized losses. Our delinquent loans were lower than historical levels due to faster portfolio prepayment speeds and our charge-offs were lower than historical levels due to strong home price appreciation from 2003 through 2005. We expect the provision for loan losses to continue to rise in 2006, due to (i) higher amounts of delinquent loans due to slower prepayment speeds, (ii) more normalized losses on foreclosure due to flattening home price appreciation and (iii) higher levels of delinquencies due to the increases in borrowers’ payment on approximately 28% of our loans as they reach their initial rate reset period from fixed to adjustable in 2006.

Net Interest Income Earned on Loans Held for Sale

Net interest income earned on loans held for sale includes the net interest spread on all of our conforming loan originations that are all held for sale, and the portion of our non-conforming originations that are not held for investment. This amount increased $0.7 million in the first three months in 2006 compared to the same period in 2005, as the increase in the 2006 average balance of loans held for sale was substantially offset by the decline in net interest income yield from 6.08% in the first three months of 2005 to 4.84% in the first three months of 2006. The decline in yield reflects the rise in financing costs tied to LIBOR—based indices, while coupon rates on new originations declined, due to borrowers choosing lower rate ARM mortgages during this period of rising market rates. In 2006, we expect a decline in net interest income on loans held for sale due to the disposal in the first quarter 2006 of our conforming retail and wholesale segments, which will result in a lower average balance of earning assets held for sale in 2006.

Gains on Sales of Mortgage Loans, net

Loan Sales from Continuing Operations

The components of the gains on sale of mortgage loans from continuing operations, net are illustrated in the following table for the three months ended March 31, 2006 and 2005 (in millions)*:

	Three Months Ended March 31,
	2006	% of Sales Volume	2005	% of Sales Volume
Gross premiums - whole loan sales, net of derivative gains or losses	$15.6	2.37%	$13.7	2.58%
Loan fees collected(1)	4.0	0.61%	3.4	0.65%
Premiums paid(2)	(2.8)	(0.42)%	(2.1)	(0.40)%
Subtotal	16.8	2.56%	15.0	2.83%
Provision for losses—loans sold	(2.0)	(0.31)%	(2.2)	(0.42)%
Direct origination costs(3)	(4.5)	(0.68)%	(4.3)	(0.81)%
Gains on sales of mortgage loans, net	$10.3	1.57%	$8.5	1.60%
Loan sales volume	$654.6		$529.6

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

The gains on sales of mortgage loans, net, increased for the three months ended March 31, 2006 compared to the same period in 2005, due to a 24% increase in sales volume, as forward sale contracts entered into in the fourth quarter of 2005 settled in January 2006. Period-over-period, gross whole loan sales premiums, net of derivative gains or losses, declined as narrower interest spreads compressed sale margins, combined with declines in the sales premiums paid on second lien mortgages which comprise approximately 19.5% of our originations of loans held for sale. We expect gross sale premiums to continue at lower levels than 2005 as the industry responds to increased competition in a shrinking mortgage market by offering coupon rates on new originations which are not increasing at the same rate as the increase in the cost of financing the loans.

We maintained a $2.8 million valuation allowance on $19.2 million of unsaleable loans with documentation deficiencies or delinquency histories as of March 31, 2006.

Other Income (Expense)—Portfolio Derivatives

We use interest rate swap and cap agreements to create economic hedges of the variable rate debt financing of our portfolio of non-conforming mortgages held for investment. Changes in the fair value of these agreements, which reflect the potential future cash settlements over the remaining lives of the agreements according to the market’s changing projections of interest rates, are recognized in the line item “Other income (expense)—portfolio derivatives” in the condensed consolidated statements of operations. This single line item includes both the actual cash settlements related to the agreements that occurred during the period and recognition of the non-cash changes in the fair value of the agreements over the period. The cash settlements include regular monthly payments or receipts under the terms of the swap agreements and cash paid or received to terminate the agreements prior to maturity. The amount of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Non-cash changes in fair value	$1,894	20,628
Net cash settlements on existing derivatives	10,264	(1,295)
Net cash settlements received (paid) to terminate derivatives prior to final maturity	—	1,009
Other income (expense)—portfolio derivatives	$12,158	20,342

Our portfolio derivatives allow us to “lock-in” the expected financing costs of our investment portfolio over a future contractual time period. At March 31, 2006 and 2005, the notional balance of our interest rate swaps was $4.4 billion and $4.5 billion, respectively.

The following table recaps the 2 Year Swap rate as of the following quarter end dates:

	2005				2006
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31
2 Year Swap Rate	4.19%	3.98%	4.57%	4.85%	5.28%

Source:  Bloomberg L.P.

The following table summarizes the average notional balance and the future weighted average fixed payment interest rate of our interest rate swaps in effect as of March 31, 2006, for the nine months ending December 31, 2006 and the year ending December 31, 2007 (in thousands):

	Period Ending December 31,
	2006		2007
	Average Notional Balance	Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$3,238,656	4.02%	$1,251,559	4.55%

Other income (expense)—portfolio derivatives will vary as movements in the LIBOR interest rate occur throughout the period. Generally, rising interest rates will increase the fair value of our derivatives and our net cash settlements on existing derivatives. We cannot predict the net effect of interest rate volatility in future periods to our other income (expense)—portfolio derivatives.

Expenses

The following is a summary of total expenses and the percentage change from the prior period, and the provisions for income tax benefit for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Salaries and employee benefits	$20,869	17,704
Occupancy	1,823	1,499
Depreciation and amortization	935	760
Servicing fees	2,569	2,604
General and administration	7,563	7,321
Total expenses	$33,759	29,888
Percentage change from prior period	13.0%	N/A
Income tax benefit	$729	157

Total Expenses. Total expenses increased during the three months ended March 31, 2006 compared to the same period in 2005 primarily due to higher salary and benefit expenses and occupancy costs related to the growth of our business since March 31, 2005. We expect total expenses to increase in 2006, compared to 2005, primarily due to the addition of sales personnel to maintain our market share of loan originations in light of industry expectations of a reduction in over-all mortgage originations in 2006, as well as additional personnel and costs to support initiatives related to information technology improvements.

We have partially replaced our two non-integrated conforming and non-conforming origination software systems with a single, integrated system to serve as both the conforming and non-conforming origination and funding support system, and upgraded “Fieldscore,” our pre-approval and credit gathering engine. The project involves purchasing, developing, installing, training and supporting the new system. The “Fieldscore” upgrade was complete as of December 31, 2004, the conforming component was placed in use in the third quarter of 2005, and we anticipate the non-conforming component will be fully implemented in the second and third quarters of 2006. We have capitalized $5.5 million to date for hardware and software development, and expensed approximately $0.3 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively, in maintenance contracts and depreciation for the hardware and in-use portion of the internally-developed software. We expect maintenance and depreciation expense to increase in 2006 as we complete development of the software and place the system fully into service.

Salaries and Employee Benefits.  The increase in salaries and employee benefits in the three months ended March 31, 2006 compared to the same period in 2005 is due to the additional sales personnel hired during 2005 to maintain our loan origination volume in a declining mortgage market, home office staff additions to manage the growth of our REIT portfolio, the legal and finance requirements of operating as a public company including Sarbanes – Oxley compliance, and additional information technology personnel to support planned enhancements in access and security controls, combined with a $0.8 million increase in employee benefit expense related to our self-insurance plan.

We expect salaries and employee benefits, net of deferred direct origination costs, to increase in 2006, compared to 2005, primarily due to the additional account executives and loan officers required to support loan funding volume, and additional information technology personnel to support the complete implementation of our new loan origination system.

Servicing Fees.   Servicing fees paid to our third-party servicer of the loans in our portfolio decreased slightly for the three months ended March 31, 2006 compared to the same period in the prior year, due to lower servicing rates negotiated with our third-party servicer on recently issued securitization deals, partially offset by an increase in the average balance of our portfolio. Currently, all of our loans held for investment are serviced by a third-party servicer effective with the first mortgage payment due after loan funding.

General and Administration.   General and administration expenses rose slightly in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to increased audit fees related to our re-audit of financial results for the years 2003 and 2004, completed in the first quarter of 2006. We do not expect general and administration expenses during the remainder of 2006 to change significantly from first quarter 2006 levels, as planned cost reductions in office expenses, telecom, and credit reporting efficiencies are expected to substantially offset variable loan related costs, which we anticipate may rise as origination volume increases throughout the remainder of 2006.

Income Tax Benefit.   We qualified to be taxed as a REIT, effective in the fourth quarter of 2003, and we elected to treat our loan origination and sale subsidiary, FMC, as a taxable REIT subsidiary (TRS). A TRS is a corporation that is permitted to engage in non-qualifying REIT activities. Taxable income of our TRS is subject to federal, state, and local income taxes. Income tax expense reflects the following effective tax rates:

	Three Months Ended March 31,
	2006	2005
FMC pre-tax net loss in millions	$(5.3)	$(2.5)
Effective tax benefit rate	35%	24%

The lower effective tax benefit rate in the first quarter of 2005 includes a higher amortization of a deferred tax asset related to prior year inter-company loan sales during that quarter, which decreased the effective tax benefit rate.

Consolidated Statements of Condition at March 31, 2006 and December 31, 2005

Mortgage Loans Held for Investment

The following table summarizes the principal balance of our investment portfolio for the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Beginning principal balance	$5,530,216	4,735,063
Loan fundings	528,334	3,341,911
Payoffs and principal reductions	(543,382)	(1,981,866)
Transfers to mortgage loans held for sale, net	—	(530,830)
Transfers to real estate owned	(19,463)	(34,062)
Ending principal balance	5,495,705	5,530,216
Net deferred loan origination (fees)/costs	36,776	40,199
Ending balance loans held for investment	5,532,481	5,570,415
Allowance for loan losses	(45,744)	(44,122)
Ending balance loans held for investment, net	$5,486,737	5,526,293

During the three months ended March 31, 2006, we originated $528 million in loans for the portfolio, which generated $26.2 million of net interest income before provision for loan losses. A provision for loan losses of $5.4 million was recorded and $3.8 million of net charge-offs were incurred, resulting in an allowance for loan losses of $45.7 million as of March 31, 2006.

The decrease in portfolio balance is the result of payoffs exceeding fundings during the first quarter, consistent with seasonal fluctuations.  Because we sold all of our loans prior to the third quarter of 2003, we do not have comprehensive performance data on our loans sold to investors relative to credit losses and prepayments. We estimate prepayment speeds based upon historical industry data for similar loan products and actual history to date, which are adjusted for current market assumptions regarding future economic conditions such as home price appreciation and interest rate forecasts. These assumptions for prepayment speeds indicate an average loan life of approximately 23 months. There can be no assurance that this industry data will be reflective of our actual results. Management will continue to monitor prepayment speeds of loans in our securitizations upon reaching the expiration period of prepayment fee obligation and adjustment to an adjustable-rate mortgage.

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

Allowance for Loan Losses—Loans Held for Investment

The following table summarizes the allowance for loan loss activity of our investment portfolio for the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Beginning balance allowance for loan losses	$44,122	22,648
Provision	5,393	30,065
Charge-offs	(3,771)	(8,591)
Ending balance allowance for loan losses	$45,744	44,122
Ending principal balance, mortgage loans held for investment	$5,495,705	5,530,216
Ending allowance balance as % of ending principal balance	0.8%	0.8%

The delinquency status of our loans held for investment as of March 31, 2006 and December 31, 2005 was as follows (in thousands):

	March 31, 2006		December 31, 2005
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,897,817	89.1%	$4,925,656	89.1%
30 days past due	331,656	6.1%	359,074	6.5%
60 days past due	94,519	1.7%	93,663	1.7%
90+ days past due	59,063	1.1%	65,810	1.2%
In process of foreclosure	112,650	2.0%	86,013	1.5%
Total	$5,495,705	100.0%	$5,530,216	100.0%
Allowance for loan losses	$45,744		$44,122
Allowance for loan losses as a % of total delinquent loans (30+ days past due and loans in the process of foreclosure)	7.7%		7.3%

Delinquency, life to date loss experience and weighted average coupon of our loans held for investment by securitization pool as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	As of March 31, 2006
	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent(1)	% of Cumulative Realized Losses(2)	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$68,297	14%	19.6%	0.35%	9.17%	32
FMIT Series 2004-1 (3)	115,364	17%	14.9%	0.28%	9.35%	28
FMIT Series 2004-2	273,494	31%	8.9%	0.34%	8.41%	25
FMIT Series 2004-3	517,735	52%	6.2%	0.27%	6.49%	23
FMIT Series 2004-4	485,227	55%	8.8%	0.23%	6.95%	20
FMIT Series 2004-5	545,245	61%	6.8%	0.18%	6.78%	18
FMIT Series 2005-1	494,175	66%	6.1%	0.20%	6.90%	16
FMIT Series 2005-2	867,977	90%	4.3%	0.03%	7.13%	10
FMIT Series 2005-3	1,121,285	96%	2.3%	0.00%	7.32%	6
FMIT Series 2006-1	697,825	100%	0.9%	0.00%	7.92%	3
Total	5,186,624	62%	5.1%	0.18%		13
Loans held for investment-to be securitized	309,081	100%	0.1%	0.00%		1
Total loans held for investment	$5,495,705	63%	4.8%	0.17%	7.32%	13

	As of December 31, 2005
	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent(1)	% of Cumulative Realized Losses(2)	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$83,201	17%	17.1%	0.31%	8.79%	29
FMIT Series 2004-1 (3)	221,352	33%	9.1%	0.22%	8.48%	25
FMIT Series 2004-2	398,754	45%	7.0%	0.30%	6.83%	22
FMIT Series 2004-3	556,056	56%	6.9%	0.18%	6.46%	20
FMIT Series 2004-4	535,681	61%	7.5%	0.20%	6.97%	17
FMIT Series 2004-5	610,985	68%	6.7%	0.07%	6.80%	15
FMIT Series 2005-1	562,331	75%	4.9%	0.11%	6.92%	13
FMIT Series 2005-2	918,831	95%	3.0%	0.00%	7.14%	7
FMIT Series 2005-3	1,156,571	99%	0.7%	0.00%	7.34%	3
Total	5,043,762	65%	4.9%	0.14%		13
Loans held for investment-to be securitized	486,454	100%	0.1%	0.00%		1
Total loans held for investment	$5,530,216	67%	4.4%	0.13%	7.13%	12

(1)   Seriously delinquent is defined as a mortgage loan that is 60 + days past due or in the process of foreclosure.

(2)          Realized losses include charge-offs to the allowance for loan losses—loans held for investment related to loan principal balances and do not include previously accrued but uncollected interest, which is reversed against current period interest income.

(3)          Series 2004-1 was called and paid in full in April 2006.

The increase in allowance for loan losses from $44.1 million as of December 31, 2005, to $45.7 million as of March 31, 2006 reflects the portfolio growth and seasoning of the underlying loans. Due to the short time span from our initial securitization through March 31, 2006, we have limited actual loss experience on our investment portfolio. We currently estimate an average loss severity of 35%, not including past due interest which is reversed against current period interest income when the loan is placed on non-accrual status or deemed otherwise uncollectible.

During the three months ended March 31, 2006, we sold 83 real estate owned properties previously collateralizing loans held for investment with an average aggregate principal net charge-off of 24%, which includes the initial charge-off at transfer to real estate owned and subsequent decrease in net realizable value, if any, and the final gain or loss on disposal of the property. At this time, we believe our 35% estimated average loss severity is supported by our limited disposal history from the portfolio, combined with the risk that loss severity may increase as the loans continue to season and economic factors may slow the increases in property values. We will continue to review our loss assumptions and update our estimates as required.

At March 31, 2006, $266.2 million, or 4.8%, of loans held for investment were seriously delinquent (60+ days past due and loans in the process of foreclosure), compared to $245.5 million, or 4.4%, at December 31, 2005. This is consistent with industry trends and expectations, as the portfolio grows and loans further season. According to Moody’s Investor Service Special Report dated April 26, 2006, the industry 60+ days delinquency on loan products with similar credit characteristics to our portfolio and a weighted average seasoning of 16.2 months was 7.05% in November 2004. Management anticipates that delinquencies will increase, but is unable to predict at this time whether the delinquencies will be higher or lower than this industry average.

Real Estate Owned

Real estate owned is reported at its estimated net realizable value through “Prepaid expenses and other assets” on the condensed consolidated statements of condition. At the time a loan held for investment is foreclosed and the underlying collateral is transferred to real estate owned, any reduction in value from the loan’s previous carrying balance is charged to the allowance for loan losses — loans held for investment. We record gains and losses at disposal of the property to gain (loss) on disposal of real estate owned, a component of “Fees and other income” on the condensed consolidated statements of operations. The following is a summary of real estate owned as of March 31, 2006 and December 31, 2005 (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Beginning balance real estate owned	$14,997	4,374
Plus: Transfers from mortgage loans held for sale	468	867
Transfers from mortgage loans held for investment	19,463	34,062
Less: Charge-offs	(3,782)	(7,634)
Real estate sold	(8,842)	(16,672)
Ending balance real estate owned*	$22,304	14,997

*       Includes properties previously securing loans held for sale of $0.7 million and $0.5 million as of March 31, 2006 and December 31, 2005, respectively.

Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

The following table provides a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31 2006	December 31, 2005
Total mortgage loans held for sale, net	$312,836	594,269
Warehouse financing—mortgage loans held for sale	$252,814	434,061
Percentage financed—mortgage loans held for sale	81%	73%

The decrease in mortgage loans held for sale, net, at March 31, 2006 compared to December 31, 2005 primarily reflects the decrease in conforming loan origination volumes in the two months ended March 31, 2006 compared to the two months ended December 31, 2005, reflecting the sale of the assets of our conforming division in February 2006. We typically retain loans held for sale for approximately 60 days prior to investor purchase.

At March 31, 2006, we had $19.2 million of loans deemed to be unsaleable at standard sale premiums compared to $5.2 million at December 31, 2005. We recorded a valuation allowance of $2.8 million and $1.1 million, as of March 31, 2006 and December 31, 2005, respectively, for these loans unsaleable at standard sale premiums.

Warehouse financing—loans held for sale decreased as of March 31, 2006 compared to December 31, 2005 reflecting our decreased level of mortgage loans held for sale at March 31, 2006.

Trustee Receivable

Trustee receivable decreased to $119.8 million at March 31, 2006 from $130.2 million at December 31, 2005. The decrease reflects lower principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our ten securitized mortgage pools outstanding as of March 31, 2006, compared to securitized mortgage pools at December 31, 2005. Trustee receivable includes principal and interest prepayments received after the 15th day of the period end month from loans securitized in pools FMIT Series 2004-1 through  FMIT Series 2006-1, and prepayments received after the last day of the month prior to the period end month from loans in pool FMIC Series 2003-1. The trustee retains these funds until the following month’s disbursement date.

Derivative Assets and Derivative Liabilities

Derivative assets increased to $37.4 million at March 31, 2006 from $35.2 million at December 31, 2005. Derivative liabilities, included in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of condition, decreased to $0.1 million at March 31, 2006 from $0.9 million at December 31, 2005. The changes in derivative assets and liabilities primarily relate to the $1.9 million increase in the fair value of the interest rate swap and cap agreements over the period, reflecting an increase in the two year swap rate of 43 basis points as of March 31, 2006 compared to December 31, 2005.  Derivative assets as of March 31, 2006 and December 31, 2005 also included $5.7 million paid in 2005 to buy-down the fixed rate of the swaps contributed to the FMIT series 2005-2 and 2005-3 securitization trusts.

Securitization Financing

The following is a summary of the outstanding securitization financing by series as of March 31, 2006 and December 31, 2005 (in thousands):

		Balance as of
	Bonds Issued	March 31, 2006	December 31, 2005
FMIT Series 2006-1	$904,078	904,078	—
FMIT Series 2005-3	1,094,246	1,059,345	1,089,820
FMIT Series 2005-2	911,081	827,101	872,455
FMIT Series 2005-1	728,625	490,093	555,650
FMIT Series 2004-5	863,550	528,439	595,481
FMIT Series 2004-4	845,283	466,142	518,283
FMIT Series 2004-3	949,000	482,777	523,296
FMIT Series 2004-2	843,920	276,494	377,500
FMIT Series 2004-1 (*)	652,944	100,400	233,977
FMIC Series 2003-1	488,923	61,285	83,308
	8,281,650	5,196,154	4,849,770
Unamortized bond discount	(1,130)	(42)	(74)
Subtotal securitization bond financing	8,280,520	5,196,112	4,849,696
Liquid Funding repurchase facility	—	45,154	86,079
Lehman Brothers repurchase facility	—	—	62,845
Total securitization financing	$8,280,520	5,241,266	4,998,620

(*) Series 2004-1 was called and paid in full in April 2006.

During the three months ended March 31, 2006 and the year ended December 31, 2005, we issued $0.9 billion and $2.7 billion, respectively, of mortgage-backed bonds through securitization trusts to finance our portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgage loans for each pool falls below 20% of the original principal balance, with the exception of FMIC Series 2003-1, which may be repaid when the principal balance falls below 10% of the original collateralized amount.

During March 2006, the current principal balance as a percentage of original principal balance of the underlying mortgage loans collateralizing FMIT Series 2004-1 fell below 20%, permitting the Company to call on its option to repay the relating bonds. Management reviewed the economic factors relating to this potential call, and subsequently delivered notice in April 2006 to FMIT Series 2004-1 bondholders to repay the bonds at the next payment date. At March 31, 2006, approximately 14% of the original principal balance of underlying mortgage loans collateralizing FMIC Series 2003-1 remained. The repayment of the bonds is secured by pledging mortgage loans to the trust.

As of March 31, 2006 and December 31, 2005, the outstanding bonds were over-collateralized by $319.7 million and $189.8 million, respectively. The collateral includes mortgage loans, trustee receivables, real estate owned and proceeds from bond pre-fundings which are designated as restricted cash until the mortgage loan collateral is delivered to the trust. We enter into interest rate swap or cap agreements to economically hedge the bond costs and protect against rising interest rates.

Total Shareholders’ Equity

Total shareholders’ equity decreased to $516.9 million at March 31, 2006, from $526.6 million at December 31, 2005. The change in shareholders’ equity primarily reflects the three months ended March 31, 2006 net income of $12.9 million offset by $23.3 million in dividends declared in the first quarter of 2006, net of dividends paid on unvested restricted stock that are recorded to compensation expense.

Dividends were paid from our operating cash flows. The following is a summary of the dividends declared per share for the three months ended March 31, 2006:

Declaration Date	Record Date	Payment Date	Dividend
March 17, 2006	March 31, 2006	April 28, 2006	$0.48

Business Segment Results

Effective the first quarter of 2006, we are reporting a total of four business segments, which include two production segments and two operating segments. Our production segments currently include our Wholesale segment, previously designated as Non-conforming Wholesale, and our Retail segment, previously designated as Non-conforming Retail. Our Wholesale segment originates non-conforming loans, while our Retail segment originates both conforming and non-conforming mortgages, in order to provide a complete range of mortgage options to our retail borrowers. Prior to the first quarter of 2006, we reported two additional production segments referred to as our Conforming Wholesale and Conforming Retail segments. In the first quarter of 2006 our Board of Directors approved a plan of disposal to sell, close or otherwise dispose of the assets of the Conforming Wholesale and Conforming Retail segments due to the decline in profitability of these segments. In February 2006, we sold the assets pertaining to our conforming division’s headquarters, wholesale offices, and certain retail offices to third parties. The remaining assets of the conforming segment, which include retail offices in Maryland and Virginia, have been combined with our non-conforming retail offices and will be reported as a component of our Retail segment. The following discussion of results reflects our continuing Wholesale and Retail segments only, while the results of our former Conforming Wholesale and Conforming Retail segments are reported herein as discontinued operations.

 The results of operations of our production segments primarily include a net interest income allocation for funded loans, direct expenses and a corporate overhead expense allocation. In addition, segment revenues include an allocation which credits the production segments with the pro forma current value of the net gain on sale of loan production as if all of the segments’ fundings were sold servicing-released, concurrent with funding, even though a significant portion of the loans originated will be held for investment, and generate revenue over the life of loan, which currently averages two years.

Operating Segments

Our operating segments include the Investment Portfolio and Corporate segments. The results of operations of the Investment Portfolio segment primarily include the net interest income after provision for loan losses for our portfolio of loans held for investment, changes in the fair value and actual cash settlements relating to our portfolio derivatives, and direct expenses, including third-party servicing fees paid related to our loans held for investment. The results of operations of the Corporate segment primarily include direct expenses of the corporate home office, the elimination of the corporate overhead allocated to the production segments, and the income tax provision related to the net income (loss) of FMC, our taxable REIT subsidiary. The Corporate segment also includes various reconciling amounts necessary to adjust for the retention of a substantial portion of our non-conforming loans to be held for investment, and to convert the production segments’ allocated revenue and expenses to comply with GAAP reporting under Statement No. 91.

The results of operations reported per segment differ materially from consolidated results due to timing differences in net gain on sale recognition at the time of cash settlement of the sale compared to the revenue allocation which each segment receives at the time of loan funding, the actual whole loan sale prices compared to the pro forma values, the actual net interest margin earned on loans prior to their sale, and the holding for investment of a substantial portion of our non-conforming loans for which actual revenue will consist of net interest income generated over the life of the loan rather than net gain on sale recognized one-time as of the sale date.

The following is a summary of net income (loss) by production segments and operating segments for the three months ended March 31, 2006 and 2005 (in thousands):

	Production Segments	Operating Segments	Total
Three Months Ended March 31, 2006
Total revenues	$27,626	19,977	47,603
Total expenses	31,595	2,164	33,759
Income (loss) from continuing operations before income taxes	(3,969)	17,813	13,844
Income tax benefit	—	729	729
Income (loss) from continuing operations	(3,969)	18,542	14,573
Discontinued operations, net of income tax	(1,645)	—	(1,645)
Net income (loss)	$(5,614)	18,542	12,928

Three Months Ended March 31, 2005
Total revenues	$33,352	38,774	72,126
Total expenses	31,101	(1,213)	29,888
Income from continuing operations before income taxes	2,251	39,987	42,238
Income tax benefit	—	157	157
Income (loss) from continuing operations	2,251	40,144	42,395
Discontinued operations, net of income tax	(641)	—	(641)
Net income (loss)	$1,610	40,144	41,754

Production Segment Results

The following table summarizes our production segment results for the three months ended March 31, 2006 and 2005 (in thousands), and includes the results of our continuing production segments only:

			Total
	Wholesale	Retail	Production
Three Months Ended March 31, 2006
Revenues	$19,969	7,657	27,626
Direct expenses	17,755	8,912	26,667
Segment contribution	2,214	(1,255)	959
Corporate overhead allocation	4,200	728	4,928
Loss from continuing operations	$(1,986)	(1,983)	(3,969)
Funding volume	$860,523	150,795	1,011,318
Segment contribution as % of volume	0.26%	(0.83)%	0.09%

Three Months Ended March 31, 2005
Revenues	$24,926	8,426	33,352
Direct expenses	16,827	9,143	25,970
Segment contribution	8,099	(717)	7,382
Corporate overhead allocation	4,322	809	5,131
Income (loss) from continuing operations	$3,777	(1,526)	2,251
Funding volume	$975,905	171,956	1,147,861
Segment contribution as % of volume	0.83%	(0.42)%	0.64%

Production segment net income decreased in the three months ended March 31, 2006 compared to the same period in 2005, primarily due to a 12% decrease in loan originations and a reduction in the gain on sale revenue allocation per funding dollar, as narrowing interest margins in 2006 contributed to reduced sale premiums. As interest rates increased during 2005, the industry-wide margin compression on new loan originations resulted in a decrease in revenues per loan in our production segments. We expect margins to remain at these compressed levels in the near-term future as the industry adjusts rates on new loan originations to mirror changes in the yield curve. In 2006, we expect our production segments to originate a total of approximately $5.0 to $6.2 billion, which represents 85% to 100% of 2005 volume level, the lower range of which reflects industry forecasts of 20% fewer mortgage originations. To address the market revenue compression and increase segment contribution, we have hired additional account executives and loan officers to increase origination volume, and are continuing to implement cost efficiency measures, including our new loan origination system.

Wholesale Segment.   Our wholesale segment continued to report a positive segment contribution before corporate allocation in the three months ended March 31, 2006, although lower than 2005, due to reduced sale margins in 2006. In 2005, the industry responded to competitive pressures in an increasing interest rate environment by originating loans with narrower net interest income spreads, which generally reduced sale premiums. Direct expenses rose in the three months ended March 31, 2006 to 2.1% of origination volume, compared to 1.7% in the same period in 2005, and reflect higher salary costs related to additional account executives hired to sustain funding volumes in a reduced overall mortgage marketplace. Higher base salary expenses are partially offset by lower variable loan costs including commissions, as our commission plan was restructured to reduce compensation for narrower margins in the current lending environment.

Retail Segment.   Segment contribution in the three months ended March 31, 2006 was lower than the same period in 2005 reflecting a 12% reduction in origination volume while revenue as a percent of volume rose to 5.1% in the first three months of 2006 from 4.9% in the same period in 2005, due to a lower component of second lien originations, which typically earn lower sale premiums, and higher fee income from loans brokered to third-parties. Our retail direct expenses decreased 2.5% in the three months ended March 31, 2006 compared to the same period in 2005, as we streamlined our marketing initiatives in 2005 and appointed new management to support our initiatives to improve cost efficiencies within the production centers.

Operating Segment Results

The following table summarizes our operating segment results for the three months ended March 31, 2006 and 2005 (in thousands):

		Corporate
	Investment Portfolio	Segment Results	Reconciliations to GAAP	Total Corporate	Total Operating
Three Months Ended March 31, 2006
Revenues	$32,724	143	(12,890)	(12,747)	19,977
Direct expenses	2,899	10,787	(6,594)	4,193	7,092
Segment contribution	29,825	(10,644)	(6,296)	(16,940)	12,885
Corporate overhead allocation	—	(5,068)	140	(4,928)	(4,928)
Income (loss) from continuing operations before income taxes	$29,825	(5,576)	(6,436)	(12,012)	17,813

Three Months Ended March 31, 2005
Revenues	$59,875	36	(21,137)	(21,101)	38,774
Direct expenses	2,985	9,185	(8,252)	933	3,918
Segment contribution	56,890	(9,149)	(12,885)	(22,034)	34,856
Corporate overhead allocation	—	(5,479)	348	(5,131)	(5,131)
Income (loss) from continuing operations before income taxes	$56,890	(3,670)	(13,233)	(16,903)	39,987

Investment Portfolio.   The Investment Portfolio contribution decrease in the three months ended March 31, 2006 compared to the same period in 2005 reflects the decrease in net interest income after provision for losses earned by our portfolio of loans held for investment. The decline is primarily due to a decrease in our average 2006 net interest income margin, partially offset by a higher portfolio balance. Net interest margin plus the net cash received on our swaps declined to 2.6% in the first quarter of 2006 from 3.6% in the comparable period last year, as our older, higher margin loans prepaid and new loans were added to the portfolio at lower margins. The margins available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in financing costs for these loans, which are indexed to rising market interest rates.

 Direct expenses primarily include the third party servicing expense relating to our portfolio of loans held for investment and the salaries incurred for portfolio management personnel. We anticipate investment segment contribution for the remainder of 2006 to be lower than the comparable periods in 2005, primarily due to narrower net interest margins on the loans to be originated in 2006 compared to the loans currently in our portfolio which are expected to prepay in 2006, partially offset by the planned growth of our held for investment portfolio to approximately $6.0 billion by the end of 2006.

Corporate.   The direct expenses reported under segment results rose 17% in the three months ended March 31, 2006 to $10.8 million compared to $9.2 million in the same period in 2005, and include additional audit fees, additional technology, legal and accounting personnel costs, and incremental amortization expense for in-service components of our new loan origination system. We expect direct expenses to increase in 2006 reflecting costs to be incurred for the implementation of Sarbanes-Oxley Act compliance measures and additional technology salaries, depreciation and maintenance expenses related to placing our new loan origination software system fully into service.

Liquidity and Capital Resources

As a mortgage lending company, we borrow substantial sums of money to fund the mortgage loans we originate. After funding, our primary operating subsidiary, FMC, holds all of the conforming loans and some of the non-conforming loans that it originates in inventory (warehouse) prior to sale. We hold the remainder of the non-conforming loans for investment in our portfolio. Our primary cash requirements include:

•       funding mortgages;

•       premiums paid in connection with loans originated in the wholesale channel;

•       interest expense on our credit facilities and securitization financings;

•       ongoing general and administration expenses;

•       derivative transactions; and

•       REIT stockholder distributions — as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders.

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

We rely on our securitizations as a primary source of liquidity. As of March 31, 2006, we have completed ten securitizations, issuing an aggregate of $8.3 billion of mortgage-backed securities.

The following is a summary of the securitizations issued by series during the year ended December 31, 2005 and the three months ended March 31, 2006 (in millions):

	FMIT 2005-1	FMIT 2005-2	FMIT 2005-3	FMIT 2006-1
Issue date	Feb 2005	Aug 2005	Nov 2005	Mar 2006
Bonds issued	$729	911	1,094	904
Loans pledged	$750	967	1,165	933
Bond ratings—Standard and Poor’s	AAA–BBB-	AAA–A+	AAA–A+	AAA–BBB
Bond ratings—Moody’s	Aaa–Baa3	Aaa–Baa2	Aaa–Baa2	Aaa–Baa3
Financing costs—LIBOR plus	0.12% - 2.00%	0.12% - 1.35%	0.12% -1.45%	0.08% -2.30%
Weighted average spread over LIBOR	0.40%	0.38%	0.37%	0.32%
Transaction fees	0.36%	0.33%	0.30%	0.32%

We use our various credit facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within two or three months of origination and pays down these facilities with the proceeds. We issue mortgage-backed securities to pay down those facilities financing our loans held for investment.

The material terms and features of these credit facilities as of March 31, 2006 (in millions):

Lender	Committed	Uncommitted	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Maximum Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Countrywide Warehouse Lending	$75.0	—	August 2006	95%-99.5%	$250.0	17:1	$ N/A
Countrywide Early Purchase Program	—	50.0	Uncommitted	N/A	N/A	N/A	N/A
Credit Suisse First Boston Mortgage Capital(1)	400.0	—	April 2006	91%-96%	400.0	16:1	15.0
Credit Suisse, New York Branch Commercial Paper Facility	600.0	—	July 2006	92.5%	400.0	16:1	15.0
JPMorgan Chase Bank	150.0	—	June 2006	95%-97%	400.0	16:1	20.0
Lehman Brothers Bank	300.0	—	December 2006	91.5%-94.5%	250.0	16:1	15.0
Merrill Lynch Bank USA	300.0	—	November 2006	91%-96%	250.0	17:1	N/A
Subtotal	1,825.0	50.0
Liquid Funding (Bear Stearns)(2)	—	200.0	Uncommitted	N/A	N/A	N/A	N/A
Lehman Brothers(2)	—	200.0	Uncommitted	N/A	N/A	N/A	N/A
Total	$1,825.0	450.0

(1)  The Credit Suisse First Boston Mortgage Capital facility has been renewed through April 2007.

(2)  Facilities remain open indefinitely, but may be terminated by either party at any time.

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

In addition to our traditional warehouse lines and credit facilities, in October 2005 one of our wholly owned subsidiaries, FMOC, which holds the securities we retain in our securitizations (Retained Securities), entered into two repurchase facilities, each with the uncommitted amount of $200 million and each secured by FMOC’s pledge of the Retained Securities. The first facility is with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc, and remains open indefinitely, but may be terminated by either party at any time, and bears interest at an annual rate of LIBOR plus an additional percentage. As of March 31, 2006 and December 31, 2005, $45.2 million and $86.1 million, respectively, of borrowings were outstanding under this agreement.

The second facility is with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (together, Lehman Brothers), and is scheduled to remain open indefinitely, but may be terminated by either party at any time, and bears interest at an annual rate of LIBOR plus an additional percentage. As of March 31, 2006, no borrowings were outstanding under this agreement. As of December 31, 2005, $62.8 million of borrowings were outstanding under this agreement.

A primary component of our liquidity strategy is to finance our mortgage loans held for sale and our loans held for investment (prior to issuing securities collateralized by those loans) through a diverse group of lending counterparties and to schedule frequent sales or securitizations of loans so that the average holding period of our inventory of loans generally does not exceed 60 days.

We use our excess cash from operations to reduce the advances on our warehouse lines or repurchase facilities. This process reduces our debt outstanding and the corresponding interest expense incurred and results in a pool of highly liquid mortgage collateral available to secure borrowings to meet our working capital needs. This pool of available collateral totaled approximately $180 million and $199 million as of March 31, 2006 and December 31, 2005, respectively. We expect to continue to invest our working capital in our portfolio of loans held for investment.

The warehouse lines and repurchase facilities are secured by substantially all of our mortgage loans (prior to issuing securities collateralized by these loans) and contain customary financial and operating covenants that, among other things, require us to maintain specified levels of liquidity and net worth, restrict indebtedness other than in the ordinary course of business, restrict investments in other entities except in certain limited circumstances, restrict our ability to engage in mergers, consolidations or substantially change the nature or character of our business and require compliance with applicable laws. We were in compliance with all of these covenants at March 31, 2006.

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

Cash Flows

For the three months ended March 31, 2006, our cash flow provided by operations was $309.6 million compared to $105.4 million for the three months ended March 31, 2005. The increase in operating cash flows in 2006 as compared to 2005 is primarily due to the increase in loans sold in the first quarter of 2006 compared to the first quarter of 2005. Our cash used in investing activities was $227.6 million and $367.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used in investing activities in 2006 compared to 2005 primarily relates to the lower volume of loans funded for investment in the first quarter of 2006. As a result of the “coupon filter” that we use to allocate loans to held for investment versus held for sale, the compressed net interest margins on loans originated in the quarter ended March 31, 2006 resulted in more of the loans being funded as loans held for sale rather than as loans held for investment. Investing cash flows, as presented in our condensed consolidated statements of cash flows, will typically be negative because they exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to show the net proceeds from, or repayments of, mortgage financing in our condensed consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Our cash flows (used in) provided by financing activities were $(84.5) million and $235.5 million for the three months ended March 31, 2006 and 2005, respectively. A lower level of cash was provided by financing activities because of the lower origination volumes, and higher sales and portfolio loan prepayments in the first quarter of 2006.

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

•       the mark to market valuation changes to our interest rate swap derivatives recognized for GAAP purposes are not recognized for tax accounting;

•       the differences between GAAP and tax methodologies for capitalization of origination expenses; and

•       income of a TRS is included in the REIT’s earnings for consolidated GAAP purposes; tax rules for REIT taxable income do not provide for a REIT to recognize income of the TRS until a TRS pays a dividend to the REIT.

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

The following table is a reconciliation of GAAP net income to REIT taxable net income for the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Consolidated GAAP pre-tax net income	$11.1	102.9
Plus:
Provision for loan losses in excess of actual charge-offs	1.2	21.5
Variance in recognition of net origination expenses	(0.2)	6.4
Less:
Taxable REIT subsidiary pre-tax net (income) loss	5.3	(9.6)
Mark to market valuation changes on derivatives	(1.9)	(9.0)
Miscellaneous other	(0.2)	(7.2)
REIT taxable income	$15.3	105.0

REIT taxable income for the three months ended March 31, 2006 and the year ended December 31, 2005 is subject to change until we file our REIT federal tax return.

Commitments and Contingencies

(a)      Loan Commitments

At March 31, 2006 and December 31, 2005, we had origination commitments outstanding to fund approximately $451 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan, comprised 97.54% and 97.0%, respectively, of the outstanding origination commitments. We had forward delivery commitments to sell approximately $0.5 billion and $1.3 billion of loans at March 31, 2006 and December 31, 2005, respectively, of which $67.5 million and $745.9 million, respectively, were mandatory sales of mortgage-backed securities and investor whole loan trades. At March 31, 2006 and December 31, 2005, we had a commitment to sell $415 million and $580 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

 (b)   Legal Matters

See a description of our material legal proceedings contained in Part I, Item 1, Note 11 (b) of this Quarterly Report on Form 10-Q. Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending and consumer protection laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to other legal proceedings in the ordinary course of business related to employee matters. All of these ordinary course proceedings, individually and taken as a whole, are not expected to have a material adverse effect on our business, financial condition or results of operations.

Other Operational and Investment Portfolio Data

Loan Fundings

The following table indicates our total loan fundings of loans held for investment and loans held for sale for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006		2005
	Fundings	% of Total	Fundings	% of Total
Mortgage Loan Fundings:
Wholesale	$860,523	76%	975,905	67%
Retail	150,795	13%	171,956	12%
Discontinued operations	127,797	11%	307,991	21%
Total fundings	$1,139,115	100%	1,455,852	100%

Loan fundings decreased to $1.1 billion in the three months ended March 31, 2006 compared to $1.5 billion in the same period in 2005. The decrease in loan fundings in the three months ended March 31, 2006 compared to the same period in 2005 was due primarily to a rising interest rate environment and mortgage originator price competition. In 2006, we expect non-conforming fundings to be approximately $5.0 to $6.2 billion, which represents 85% to 110% of 2005 volume level, the lower range of which reflects industry forecasts of 20% fewer mortgage originations in 2006 than 2005.

Originated Non-Conforming Loan Characteristics

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the three months ended March 31, 2006 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$424,736	43.3%	8.3%	621	$114	84.7%	93.7%
Stated Income Wage Earner	264,687	27.0%	8.7%	680	170	85.0%	96.1%
Stated Income Self Employed	182,362	18.6%	8.7%	663	186	84.0%	94.4%
24 Month Bank Statements	21,706	2.2%	8.2%	629	182	85.4%	93.1%
12 Month Bank Statements	84,039	8.6%	8.5%	636	178	84.3%	94.7%
Limited Documentation	2,477	0.3%	8.5%	644	130	85.4%	93.0%
Total	$980,007	100.0%
Weighted Average/Average			8.5%	646	142	84.6%	94.5%

Credit Score

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$22,823	2.3%	9.9%	535	131	79.0%	81.0%	80.8%
550 – 599	159,568	16.3%	8.7%	581	122	83.7%	90.9%	77.0%
600 – 649	355,178	36.2%	8.4%	626	129	84.3%	94.8%	54.8%
650 – 699	294,064	30.0%	8.4%	671	161	85.1%	96.2%	21.3%
700 or greater	148,374	15.2%	8.3%	729	180	86.2%	96.7%	17.7%
Total	$980,007	100.0%
Weighted Average/Average			8.5%	646	142	84.6%	94.5%	43.3%

Product Type

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$334,590	34.1%	8.5%	618	151	82.8%	92.4%	55.6%
2/28 LIBOR ARM IO	340,059	34.7%	8.0%	666	291	82.7%	96.0%	26.5%
3/27 LIBOR ARM	22,017	2.3%	7.8%	642	163	81.6%	93.1%	66.5%
3/27 LIBOR ARM IO	63,088	6.4%	7.6%	672	293	83.7%	97.2%	39.9%
5/25 Treasury ARM	1,863	0.2%	8.2%	636	169	78.8%	85.0%	74.9%
5/25 Treasury ARM IO	3,596	0.4%	7.5%	674	327	82.5%	90.0%	48.1%
Fixed Rate	67,719	6.9%	7.9%	645	132	80.4%	87.7%	69.6%
Fixed Rate IO	3,346	0.3%	8.0%	681	223	83.9%	95.5%	64.3%
6 month LIBOR ARM	628	0.1%	8.4%	672	157	80.0%	88.9%	30.1%
6 month LIBOR ARM IO	1,055	0.1%	8.0%	678	352	80.3%	99.8%	0.0%
2nd Liens	118,074	12.0%	10.8%	654	47	99.1%	99.1%	39.1%
2/38 LIBOR ARM	22,283	2.3%	8.1%	647	225	84.4%	95.2%	39.4%
3/37 LIBOR ARM	1,689	0.2%	7.8%	645	241	82.7%	95.4%	61.1%
Total	$980,007	100.0%
Weighted Average/Average			8.5%	646	142	84.6%	94.5%	43.3%

Cost to Produce

Cost to produce is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of cost to produce provides useful information to investors regarding financial performance because this measure includes additional costs to originate mortgage loans, both recognized when incurred and deferred costs, which are not included in total expenses under GAAP. In addition, the production segments’ cost to produce includes the allocation of the direct expenses of the operating segments, which include corporate home office costs and investment portfolio management costs. The presentation of cost to produce is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP. The following discussion includes the cost to produce from our Wholesale, Retail, Corporate and Investment Portfolio segments, and excludes the results of our discontinued conforming Portfolio segments.

As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Total expenses	$33,759	29,888
Deferred origination costs	6,506	8,061
Servicing costs—internal and external	(3,255)	(3,319)
Total operating costs	37,010	34,630
Premiums paid, net of fees collected	(1,398)	592
Cost to produce*	$35,612	35,222
Mortgage loan fundings:
Wholesale	$860,523	975,905
Retail	150,795	171,956
Mortgage loan fundings*	$1,011,318	1,147,861

Cost to produce as % of mortgage loan fundings	3.52%	3.07%
Total operating costs as % of mortgage loan fundings	3.66%	3.02%

Cost to produce as % of mortgage loan fundings:
Total expenses	3.34%	2.60%
Deferred origination costs	0.64%	0.70%
Servicing costs—internal and external	(0.32)%	(0.28)%
Total general and administrative costs	3.66%	3.02%
Premiums paid, net of fees collected	(0.14)%	0.05%
Cost to produce as % of mortgage loan fundings	3.52%	3.07%
Segment cost to produce as % of mortgage loan fundings:
Wholesale	3.34%	2.90%
Retail	4.61%	4.14%

* Excludes cost to produce and mortgage loan fundings relating to discontinued operations.

Our cost to produce increased in the three months ended March 31, 2006 from the same period in the prior year due primarily to (i) a rising level of fixed costs supporting lower funding volumes, (ii) an increase in home office costs as a percent of volume due to the disposal of the conforming division in the first quarter of 2006 and related reduction in 2006 total loan volume, (iii) increased salaries related to additional account executives and loan officers hired to maintain market share and non-conforming loan origination volume in a flat origination environment, and (iv) the cost of implementing our new loan origination software system.

 These increases were partially offset by a lower commission structure in the wholesale segment as a response to narrower market interest spreads, combined with reductions in marketing costs incurred by our retail segment. We expect our cost to produce to decrease throughout the remainder of 2006 due primarily to a higher loan origination volume expectation, and cost reduction initiatives in process in the areas of variable loan costs, telecom and office expenses.

Wholesale Segment.   Our wholesale segment net cost to produce increased in the three months ended March 31, 2006 from the same period in 2005, primarily due to increased salaries and benefits related to additional sales personnel, and the incremental occupancy and general and administrative costs related to expansion offices in the west and northwestern region of the country during the period subsequent to March 31, 2005.

Retail Segment.   The increase in our retail segment cost to produce in the three months ended March 31, 2006 compared to the same period in 2005 reflects higher salary and benefit costs due to a 37% increase in loan officers in 2006, partially offset by a reduction in marketing costs as we streamlined our marketing initiatives throughout 2005.

Investment Portfolio

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of March 31, 2006 (in thousands):

Income Documentation

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,501,052	45.5%	7.3%	619	$160	82.0%	91.4%
Stated Income Wage Earner	1,511,929	27.5%	7.3%	688	212	78.8%	95.1%
Stated Income Self Employed	945,345	17.2%	7.4%	671	234	79.1%	93.1%
24 Month Bank Statements	186,569	3.4%	7.2%	626	231	83.3%	91.4%
12 Month Bank Statements	326,387	5.9%	7.4%	635	224	82.4%	92.4%
Limited Documentation	24,423	0.5%	7.3%	639	207	79.2%	93.4%
Total	$5,495,705	100.0%
Weighted Average/Average			7.3%	648	$188	80.7%	92.7%

Credit Score

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$280,778	5.1%	8.5%	532	$133	79.2%	81.2%	82.4%
550 – 599	864,047	15.7%	7.8%	578	157	81.7%	86.7%	75.4%
600 – 649	1,546,470	28.2%	7.3%	626	188	81.8%	91.8%	63.4%
650 – 699	1,796,118	32.7%	7.1%	673	214	80.7%	95.8%	25.2%
700 or greater	1,008,292	18.3%	7.0%	732	202	78.3%	97.1%	18.4%
Total	$5,495,705	100.0%
Weighted Average/Average			7.3%	648	$188	80.7%	92.7%	45.5%

Product Type

	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,766,123	32.1%	7.8%	620	$142	81.1%	90.7%	55.8%
2/28 LIBOR ARM IO	2,794,444	50.9%	7.0%	664	260	82.1%	94.5%	36.5%
3/27 LIBOR ARM	204,149	3.7%	7.4%	623	144	81.7%	90.2%	63.8%
3/27 LIBOR ARM IO	324,865	5.9%	6.9%	662	255	81.7%	92.3%	45.5%
5/25 Treasury ARM	23,043	0.4%	6.5%	655	176	76.9%	85.4%	67.4%
5/25 Treasury ARM IO	65,393	1.2%	6.4%	672	277	80.8%	89.5%	64.0%
Fixed Rate	186,056	3.4%	7.6%	641	141	79.3%	88.2%	68.2%
Fixed Rate IO	29,910	0.5%	7.1%	666	234	80.4%	91.3%	55.6%
6 Month LIBOR ARM	710	0.0%	8.2%	679	177	79.9%	90.2%	26.6%
6 Month LIBOR ARM IO	3,820	0.1%	7.5%	682	212	80.9%	94.1%	16.0%
2nd Liens	81,146	1.5%	10.2%	717	57	18.9%	99.5%	11.3%
2/38 LIBOR ARM	14,045	0.3%	8.2%	647	223	83.4%	94.1%	34.7%
3/37 LIBOR ARM	545	0.0%	7.7%	679	273	85.9%	91.6%	61.8%
40 Year Fixed	1,456	0.0%	8.1%	611	208	80.2%	83.8%	69.9%
Total	$5,495,705	100.0%
Weighted Average/Average			7.3%	648	$188	80.7%	92.7%	45.5%

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

As required by Regulation G, a reconciliation of net income and earnings per share (diluted) in the condensed consolidated statements of operations, presented in accordance with GAAP, to core net income and core earnings per share (diluted) is provided below for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Core net income:
Net income	$12,928	41,754
Less: Mark to market (gain) loss on portfolio derivatives included in “Other income (expense) — portfolio derivatives”
Mark to market interest rate swaps	(1,894)	(20,558)
Mark to market interest rate cap	—	(70)
Total mark to market on portfolio derivatives	(1,894)	(20,628)
Less: Amortization of interest rate swap buydown payments	(867)	—
Core net income	$10,167	21,126

Core earnings per share (diluted):
Net income	$12,928	41,754
Unvested restricted stock dividends	(78)	—
Net income available to common shareholders	12,850	41,754
Less: Mark to market (gain) loss on portfolio derivatives	(1,894)	(20,628)
Amortization of interest rate swap buydown payments	(867)	—
Core net income available to common shareholders	$10,089	21,126

Earnings per share — diluted	$0.27	0.86
Core earnings per share — diluted	$0.21	0.44

Diluted weighted average common shares outstanding	48,273,985	48,519,518

The decrease in core net income during the three months ended March 31, 2006 compared to the same period in 2005, was primarily due to a $9.2 million, or 23.4%, decrease in core net interest income on loans held for investment after provision for loan losses as our older, higher margin portfolio loans prepaid and new loans were added to the portfolio at lower margins. The margins available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in financing costs, which are indexed to rising market interest rates. The decline in margin was partially offset by an increase in our average portfolio balance to $5.5 billion in the first quarter of 2006, from $4.9 billion in the comparable period last year.

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

As required by Regulation G, a reconciliation of net interest income after provision for loan losses in the condensed consolidated statements of operations, presented in accordance with GAAP, to core net interest income after provision for loan losses is provided below for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Core net interest income after provision for loan losses:
Net interest income after provision for loan losses	$24,800	43,029
Plus: Net cash settlements received (paid) on portfolio derivatives included in “Other income (expense) — portfolio derivatives	10,264	(286)
Less: Amortization of interest rate swap buydown payments	(867)	—
Core net interest income after provision for loan losses	$34,197	42,743

Interest income loans held for investment	$95,113	82,836

Interest expense loans held for investment	68,916	38,608
Plus: Net cash settlements received (paid) on portfolio derivatives	(10,264)	286
Plus: Amortization of interest rate swap buydown payments	867	—
Core interest expense — loans held for investment	59,519	38,894
Core net interest income loans held for investment	35,594	43,942
Provision for loan losses loans held for investment	5,393	4,494
Core net interest income loans held for investment after provision for loan losses	30,201	39,448

Net interest income loans held for sale	3,996	3,295
Core net interest income after provision for loan losses	$34,197	42,743

Core yield analysis:
Core yield analysis — loans held for investment:
Coupon interest income on loans held for investment	7.07%	6.68%
Amortization of deferred origination costs.	(0.50)%	(0.46)%
Prepayment fees	0.41%	0.56%
Yield on loans held for investment	6.98%	6.78%

Cost of financing for loans held for investment	5.17%	3.28%
Net cash settlements (received) paid on portfolio derivatives	(0.77)%	0.03%
Amortization of interest rate swap buydown payments	0.06%	0.00%
Core cost of financing for loans held for investment	4.46%	3.31%

Net yield on loans held for investment	1.92%	3.62%
Net cash settlements received (paid) on portfolio derivatives	0.75%	(0.02)%
Amortization of interest rate swap buydown payments	(0.06)%	0.00%
Core net yield on loans held for investment	2.61%	3.60%
Provision for loan losses — loans held for investment	(0.40)%	(0.37)%
Core yield on loans held for investment after provision for loan losses	2.21%	3.23%

Core yield analysis — loans held for sale:
Yield on loans held for sale	8.00%	7.91%
Cost of financing for loans held for sale	4.91%	4.04%
Net yield on loans held for sale	4.84%	6.08%

Core yield analysis — loans held for investment and loans held for sale:
Yield — net interest income on loans held for sale and loans held for investment after provision for loan losses	1.72%	3.37%
Net cash settlements received (paid) on portfolio derivatives	0.71%	(0.02)%
Amortization of interest rate swap buydown payments	(0.06)%	0.00%
Core yield — net interest income on loans held for sale and loans held for investment after provision for loan losses	2.37%	3.35%

Core net interest margin in the three months ended March 31, 2006 was lower than the same period in 2005 due to the lower net interest margins available on new loans added to the portfolio throughout the twelve months ended March 31, 2006, as older loans financed with lower rate debt and swaps prepaid and were replaced with new loans with coupons that did not rise to the same extent as the increase in financing costs on the debt and swaps indexed to the rising LIBOR interest rate.

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

As required by Regulation G, a reconciliation of equity and portfolio leverage, presented in accordance with GAAP, to core equity and core portfolio leverage are provided below as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Core equity:
Equity balance at period end	$516,858	526,643
Less: Cumulative mark to market (gain) loss on portfolio derivatives included in “Other income (expense) — portfolio derivatives”	(28,007)	(26,113)
Less: Cumulative amortization of interest rate swap buydown payments	(1,622)	(755)
Core equity balance at period end	$487,229	499,775

Portfolio debt (warehouse financing —loans held for investment and securitization financing)	$5,500,779	5,377,327
Portfolio leverage (portfolio debt to equity)	10.6:1	10.2:1
Core portfolio leverage (portfolio debt to core equity)	11.3:1	10.8:1

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting For Servicing of Financial Assets-an amendment of FASB Statement No. 140,” (Statement No. 156). Statement No. 156 amends the Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (Statement No. 140), with respect to the accounting for separately recognized servicing rights. Statement No. 156 requires an entity to initially recognize, at fair value, a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. In addition, Statement No. 156 permits the subsequent measurement of servicing assets and servicing liabilities using the fair value method or the amortization method as prescribed under Statement No. 140. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt Statement No. 156, as applicable, beginning in fiscal year 2007. Management believes that the implementation of Statement No. 156 will not have a material effect on our results of operations, statements of condition or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting For Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” (Statement No. 155). Statement No. 155 amends Statement No. 133, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Statement No. 155 amends Statement No. 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt Statement No. 155, as applicable, beginning in fiscal year 2007. Management believes that the implementation of Statement No. 155 will not have a material effect on our results of operations, statements of condition or cash flows.

In December 2005, the FASB issued Staff Position 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk,” (FSP 94-6-1). FSP 94-6-1 clarifies that loan products that expose an originator, holder, investor, guarantor or servicer to an increased risk of non-payment or not realizing the full value of the loan, such as non-traditional loan products, may result in a concentration of credit risk as defined in Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (Statement No. 107). FSP 94-6-1 also emphasizes the requirement to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The guidance under FSP 94-6-1 is effective for interim and annual reporting periods ending December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of Statement No. 107 should be provided for all periods presented. The adoption of FSP 94-6-1 has not had a significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 expresses the views of the SEC regarding Statement No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005. In November 2003, the Company adopted the fair value method of accounting for grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period.  The implementation of Statement No. 123R and SAB No. 107 has not had a material effect on the Company’s results of operations, statements of condition or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2006, we were not a party to any off-balance sheet arrangements.

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

ITEM 4.                   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of March 31, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes to our system of internal control over financial reporting during the first quarter of 2006 that had a material effect or could materially affect the internal control over financial reporting. During the first quarter of 2006, we took steps to address the material weakness related to our controls over the process for determining the application of accounting principles to individual transactions discussed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These steps included an update to our tax accounting policies and procedures to address and remediate this material weakness.

PART II — OTHER INFORMAITON

ITEM 1.                    LEGAL PROCEEDINGS.

In addition to the proceedings discussed below, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. Our management believes that any liability with respect these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial position.

Bass Litigation:

On May 24, 2004, all of our former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against us, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in our financial statements with respect to this claim. On October 28, 2005, we served a cross claim against KPMG. Our cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal we suffered damages. In addition, the cross claim asserts that in the event the Former Shareholders prevail in their suit, KPMG negligently advised us regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit. A trial date has been scheduled for October 9, 2006.

We intend to vigorously defend against the claim made by the Former Shareholders described above. If we ultimately are unsuccessful in defending this matter, we could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation. Excluding interest or third-party costs, which may be payable as part of a settlement, the potential payment will be an increase in the redemption price of their shares and recorded as a reduction of our paid-in capital in the period in which the dispute is resolved and will be paid out of our working capital and will not be reflected in our income statement.

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed naming Fieldstone Mortgage in the Northern District of Illinois (Eastern Division) alleging violations of the Fair Credit Reporting Act (“FCRA”). The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. Specifically, Plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines in providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailing in the event that the violation is deemed willful. No motion for class certification has yet been filed in this case. Fieldstone Mortgage filed a motion to dismiss/motion to strike pursuant to Federal Rule 12(b)(6) for the injunctive relief portion of the compliant. This action is in the initial stage of discovery.

Due to the uncertain nature of the litigation at this time, we are unable to estimate the probable outcome of this matter. While we intend to continue to vigorously defend this claim and believe we have meritorious defenses available to us, there can be no assurance we will prevail and that an adverse outcome would not have a material effect on our results of operations.

For information on our other material legal proceedings, see our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005.

ITEM 1A.           RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.                    OTHER INFORMATION.

Not applicable.

ITEM 6.                    EXHIBITS.

See the Exhibit Index for list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fieldstone Investment Corporation
(registrant)

Dated May 15, 2006	By:	/s/ Michael J. Sonnenfeld
Michael J. Sonnenfeld
President and Chief Executive Officer

Dated May 15, 2006	By:	/s/ Nayan V. Kisnadwala
Nayan V. Kisnadwala
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Asset Purchase Agreement, dated as of January 13, 2006, by and between Fieldstone Mortgage Company and Wausau Mortgage Corporation.

10.1†	Employment Agreement dated as of September 1, 2003 by and between Fieldstone Mortgage Company and James T. Hagan. (Filed herewith)

10.2†	Extended Severance Benefit Agreement by and between Fieldstone Investment Corporation and Cynthia L. Harkness dated February 27, 2006. (Filed herewith)

10.3(4)†	Form of Nonqualified Stock Option Agreement for Senior Executives.

10.4(3)†	Amended and Restated Parameters of Awards of Stock Options and Restricted Shares.

10.5(3)†	Form of Dividend Equivalent Rights Award Agreement.

10.6(2)†	Employment Offer Letter, dated February 14, 2006, by and between Nayan V. Kisnadwala and Fieldstone Investment Corporation.

10.7(4)†	Summary of Board of Directors’ Compensation.

10.8(4)†	Summary of Named Executive Officers’ 2005 Bonuses and 2006 Annual Base Salaries.

10.9(3)

Amendment No. 2 to Second Master Repurchase Agreement, dated as of February 22, 2006, among Credit Suisse First Boston Mortgage Capital LLC, Fieldstone Mortgage Company and Fieldstone Investment Corporation.

10.10(a)(4)	Amendment No. 1 to Master Repurchase Agreement, dated as of March 21, 2006, among Credit Suisse, New York Branch, Fieldstone Mortgage Company and Fieldstone Investment Corporation.

10.10(b)(4)	Amendment No. 1 to Pricing Side Letter, dated as of January 23, 2006, among Credit Suisse, New York Branch, Fieldstone Mortgage Company and Fieldstone Investment Corporation.

10.10(c)(4)

Amendment No. 2 to Pricing Side Letter, dated as of March 21, 2006, among Credit Suisse, New York Branch, Fieldstone Mortgage Company and Fieldstone Investment Corporation and the several Conduit Buyers and Committed Buyers Party hereto from time to time.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(1)  Incorporated by reference to the registrant’s Form 8-K filed with the SEC on January 18, 2006.

(2)  Incorporated by reference to the registrant’s Form 8-K filed with the SEC on February 16, 2006.

(3)  Incorporated by reference to the registrant’s Form 8-K filed with the SEC on February 27, 2006.

(4)          Incorporated by reference to the registrant’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on April 14, 2006.

†              Denotes a management contract or compensatory plan.