Form 10-Q
period 2006-06-30
FIELDSTONE INVESTMENT CORP
filed 2006-08-14
CIK 1271831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☒

Number of shares of Common Stock outstanding as of August 1, 2006:  46,904,485

i

PART I

ITEM 1.                    FINANCIAL STATEMENTS.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Condition
June 30, 2006 and December 31, 2005
(Unaudited; in thousands, except share data)

	June 30, 2006	December 31, 2005

Assets
Cash	$31,638	$33,536
Restricted cash	4,344	7,888
Mortgage loans held for sale, net	324,432	594,269
Mortgage loans held for investment	5,732,263	5,570,415
Allowance for loan losses—loans held for investment	(44,749)	(44,122)
Mortgage loans held for investment, net	5,687,514	5,526,293
Accounts receivable	31,543	7,201
Accrued interest receivable	31,946	29,940
Trustee receivable	103,071	130,237
Prepaid expenses and other assets	13,085	16,200
Real estate owned	34,786	14,997
Derivative assets	36,740	35,223
Deferred tax asset	14,572	17,679
Furniture and equipment, net	8,909	10,151
Total assets	$6,322,580	$6,423,614
Liabilities and Shareholders’ Equity
Warehouse financing—loans held for sale	$277,773	$434,061
Warehouse financing—loans held for investment	874,788	378,707
Securitization financing	4,614,204	4,998,620
Reserve for losses—loans sold	28,028	35,082
Dividends payable	20,638	26,689
Accounts payable, accrued expenses and other liabilities	23,453	23,812
Total liabilities	5,838,884	5,896,971

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 46,904,485 and 48,513,985 shares issued as of June 30, 2006 and December 31, 2005, respectively	469	485
Paid-in capital	473,270	493,603
Accumulated earnings	9,957	37,093
Unearned compensation	—	(4,538)
Total shareholders’ equity	483,696	526,643
Total liabilities and shareholders’ equity	$6,322,580	$6,423,614

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 (As restated - see Note 1(g))	2006	2005 (As restated - see Note 1(g))
Revenues:
Interest income:
Loans held for investment	$100,440	$80,574	$195,553	$163,410
Loans held for sale	6,991	12,846	13,592	17,133
Total interest income	107,431	93,420	209,145	180,543

Interest expense:
Loans held for investment	77,589	41,773	146,505	80,381
Loans held for sale	3,587	5,369	6,192	6,361
Total interest expense	81,176	47,142	152,697	86,742
Net interest income	26,255	46,278	56,448	93,801

Provision for loan losses—loans held for investment	5,466	6,863	10,859	11,357
Net interest income after provision for loan losses	20,789	39,415	45,589	82,444

Gains on sales of mortgage loans, net	1,953	26,033	12,248	34,502
Other income (expense)—portfolio derivatives	10,821	(9,432)	22,979	10,910
Fees and other (expense) income	(575)	9	(225)	295
Total revenues	32,988	56,025	80,591	128,151

Expenses:
Salaries and employee benefits	19,166	17,719	40,035	35,423
Occupancy	1,861	1,796	3,684	3,295
Depreciation and amortization	995	792	1,930	1,552
Servicing fees	2,723	1,743	5,292	4,347
General and administration	7,742	7,000	15,305	14,321
Total expenses	32,487	29,050	66,246	58,938

Income from continuing operations before income taxes	501	26,975	14,345	69,213
Provision for income tax benefit (expense)	3,304	(2,454)	4,033	(2,297)
Income from continuing operations	3,805	24,521	18,378	66,916
Discontinued operations, net of income tax (Note 7)	—	(695)	(1,645)	(1,336)
Net income	$3,805	$23,826	$16,733	$65,580

Earnings per share of common stock: basic and diluted
Continuing operations	$0.08	$0.50	$0.38	$1.38
Discontinued operations	—	(0.01)	(0.03)	(0.03)
Total	$0.08	$0.49	$0.35	$1.35

Weighted average common shares outstanding—basic and diluted	47,677,853	48,462,126	47,974,272	48,462,057

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
Six Months Ended June 30, 2006 and 2005
(Unaudited; in thousands)

	Common shares outstanding	Common stock	Paid-in capital	Accumulated earnings	Unearned compensation	Total shareholders’ equity
Balance at January 1, 2006	48,514	$485	$493,603	$37,093	$(4,538)	$526,643
Common shares repurchased	(1,632)	(16)	(16,832)	—	—	(16,848)
Restricted stock issued	45	—	—	—	—	—
Restricted stock forfeited	(23)	—	—	—	—	—
Restricted stock compensation expense	—	—	897	—	—	897
Stock options compensation expense	—	—	140	—	—	140
Reclass unearned compensation to paid-in capital upon adoption of FASB Statement No. 123R	—	—	(4,538)	—	4,538	—
Dividends declared	—	—	—	(43,869)	—	(43,869)
Net income	—	—	—	16,733	—	16,733
Balance at June 30, 2006	46,904	$469	$473,270	$9,957	$—	$483,696

Balance at January 1, 2005	48,856	$489	$497,147	$36,430	$(5,985)	$528,081

Restricted stock forfeited	(23)	(1)	(337)	—	338	—
Restricted stock compensation expense	—	—	—	—	905	905
Contingent performance shares granted	—	—	707	—	(707)	—
Stock options compensation expense	—	—	112	—	—	112
Stock options exercised	3	—	38	—	—	38
Costs relating to the equity registration	—	—	(423)	—	—	(423)
Dividends declared	—	—	—	(22,953)	—	(22,953)
Net income (As restated—see Note 1(g))	—	—	—	65,580	—	65,580
Balance at June 30, 2005 (As restated— see Note 1(g))	48,836	$488	$497,244	$79,057	$(5,449)	$571,340

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited; in thousands)

	Six Months Ended June 30,
	2006	2005 (As restated - see Note 1(g))
Cash flows from operating activities:
Net income	$16,733	$65,580
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,930	1,552
Amortization of deferred origination costs—loans held for investment	12,974	10,786
Amortization of securitization issuance costs	5,278	4,107
Amortization of bond discount	57	148
Provision for losses—loans sold	3,420	6,128
Provision for loan losses—loans held for investment	10,859	11,357
Loss on disposal of discontinued operations	904	—
Loss from discontinued operations	741	1,336
(Increase) decrease in accounts receivable	(24,342)	2,122
Increase in accrued interest receivable	(2,006)	(997)
Decrease (increase) in trustee receivable	27,166	(4,479)
Funding of mortgage loans held for sale	(1,120,371)	(1,374,332)
Proceeds from sales and payments of mortgage loans held for sale	1,275,673	1,743,373
Increase in prepaid expenses and other assets	(2,233)	(2,457)
Decrease (increase) in deferred tax asset, net	3,107	(1,330)
Increase in fair market value of derivative instruments	(2,082)	(6,129)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	356	(251)
Stock compensation expense	1,056	1,017
Net cash provided by operating activities from continuing operations	209,220	457,531
Net cash provided by (used in) operating activities from discontinued operations	97,368	(32,030)
Net cash provided by operating activities	306,588	425,501

Cash flows from investing activities:
Funding of mortgage loans held for investment	(1,357,635)	(1,469,177)
Payments of mortgage loans held for investment	1,136,624	823,559
Increase (decrease) in restricted cash	3,544	(1,924)
Purchase of furniture and equipment, net	(974)	(856)
Proceeds from sale of real estate owned	21,320	5,825
Net cash used in investing activities from continuing operations	(197,121)	(642,573)
Net cash provided by (used in) investing activities from discontinued operations	101	(158)
Net cash used in investing activities	(197,020)	(642,731)

Cash flows from financing activities:
Proceeds from warehouse financing—loans held for sale	906,650	1,710,788
Repayment of warehouse financing—loans held for sale	(987,072)	(1,585,424)
Proceeds from warehouse financing—loans held for investment	1,387,476	917,098
Repayment of warehouse financing—loans held for investment	(891,395)	(768,600)
Proceeds from securitization financing	904,078	728,625
Repayment of securitization financing	(1,288,550)	(811,551)
Dividends paid	(49,939)	(44,454)
Costs relating to the equity registration	—	(423)
Purchases of common stock	(16,848)	—
Proceeds from exercise of stock options	—	38
Net cash (used in) provided by financing activities from continuing operations	(35,600)	146,097
Net cash (used in) provided by financing activities from discontinued operations	(75,866)	47,887
Net cash (used in) provided by financing activities	(111,466)	193,984

Net decrease in cash	(1,898)	(23,246)
Cash at the beginning of the period	33,536	61,681
Cash at the end of the period	$31,638	$38,435
Supplemental disclosures:
Cash paid for interest	$150,862	$87,290
Cash paid (received) for taxes	8,208	(116)
Non-cash operating and investing activities:
Transfer from mortgage loans held for sale to real estate owned	6,208	405
Transfer from mortgage loans held for investment to real estate owned	46,364	12,558
Transfer from mortgage loans held for investment to mortgage loans held for sale, net	$—	$530,830

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited; in thousands, except share and per share data)

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

FMC originates, purchases, and sells non-conforming and conforming residential mortgage loans and engages in other activities related to mortgage banking. FMC originates mortgage loans through wholesale and retail business channels through its network of independent mortgage brokers serviced by regional wholesale operations centers and a network of retail branch offices located throughout the country.

Non-conforming loans that are originated are underwritten in accordance with FMC’s underwriting guidelines designed to evaluate a borrower’s credit history, capacity, willingness and ability to repay the loan, as well as the value and adequacy of the collateral. Conforming loans that are originated are loans that meet the underwriting criteria required for a mortgage loan to be saleable to a Government Sponsored Entity (GSE), such as Fannie Mae or Freddie Mac, or institutional investors.

A substantial portion of the non-conforming loans originated by FMC are closed by FMC using funds advanced by FIC, with a simultaneous assignment of the loans to FIC. These loans are held for investment and financed by warehouse debt and by issuing mortgage-backed securities secured by these loans. FMC sells the portion of the non-conforming loans not held for investment and all of the conforming loans that it originates on a whole-loan, servicing-released basis. FMC provides interim servicing on the loans held for sale from the time of funding until the time the loans are transferred to the permanent servicer, which generally occurs between 30 and 60 days after funding. With regard to the loans held for investment, the servicing rights are transferred to FSC. Pursuant to an agreement, JPMorgan Chase Bank, National Association acts as sub-servicer of the loans held for investment. The sub-servicer has primary responsibility for performing the servicing functions with respect to the loans, including all collection, advancing and loan level reporting obligations, maintenance of custodial and escrow accounts, maintenance of insurance and enforcement of foreclosure proceedings.

FMC is licensed or exempt from licensing requirements to originate residential mortgages in 50 states and the District of Columbia. FIC is licensed or exempt from licensing requirements to fund residential mortgage loans and acquire closed residential mortgage loans in all states in which it operates.

The accompanying unaudited condensed consolidated financial statements include the accounts of FIC and its subsidiaries (together, the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.  The results of operations and other data for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(b)   Discontinued Operations

On January 13, 2006, the Company’s Board of Directors approved a plan to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments.  In February 2006, the assets pertaining to these segments’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division, which include retail offices in Maryland and Virginia, have been combined with the Company’s non-conforming retail offices, which will offer a range of non-conforming and conforming loan products.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144), the results of operations, net of income tax, and cash flows associated with the disposal of these conforming wholesale and conforming retail offices has been classified as discontinued operations and segregated from the results of the Company’s continuing operations for all periods presented.

(c)   Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Critical estimates include (i) an estimate of the representation and warranty liabilities related to the sale of mortgage loans; (ii) an estimate of losses inherent in mortgage loans held for investment, which is used to determine the related allowance for loan losses and realizable value of the Company’s accrued interest receivable; (iii) an estimate of the future loan prepayment rate of mortgage loans held for investment, which is used in the calculation of deferred origination and bond issuance cost amortization; (iv) the non-cash mark to market valuation of the interest rate swaps which economically hedge the Company’s securitization debt and (v) the fair market value of equity compensation awards.  Actual results could differ from those estimates. Amounts on the consolidated statements of operations most affected by the use of estimates are the reserve for losses—loans sold (which is a component of gains on sales of mortgage loans, net), provision for loan losses—loans held for investment, interest income—loans held for investment, derivative valuations (which are a component of other income (expense)—portfolio derivatives), stock-based compensation (which is a component of salaries and employee benefits) and deferred origination and bond issuance costs (which are components of net interest income for loans held for investment and gains on sales of mortgage loans, net, for loans held for sale).

(d)   Concentration of Credit Risk

The non-conforming mortgage loans that the Company originates primarily consist of adjustable-rate mortgage (ARM) loans, the payments on which are adjustable from time to time as interest rates change, generally after an initial two year period during which the loans’ interest rates are fixed and do not change.  After an initial fixed rate period, generally two-years, the borrowers’ payments on their ARM loans adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. Many ARMS contain an “interest only” feature for the first five years of the loan, so that the borrowers do not begin to repay the principal balance of the loans until after the fifth year of the loans.  After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining years of the loan.  For the three and six months ended June 30, 2006, 40% and 41%, respectively, of non-conforming mortgage loan originations are “interest only”ARMs.  For both the three and six months ended June 30, 2005, 56% of non-conforming mortgage loan originations were ARMs with an “interest only” feature.

These loan features will likely result in the borrowers’ payments increasing in the future. The interest adjustment feature generally will result in an increased payment after the second year of the loan and the interest only feature will result in an increased payment after the fifth year of the loan. Since these features will increase the debt service requirements of the borrowers, it may increase the risk of default on the Company’s investment portfolio of non-conforming loans that remain outstanding at least two years (relative to the ARM feature) or for five years (relative to the interest only feature).

For the three and six months ended June 30, 2006, 59% and 58%, respectively, of non-conforming loan originations, were underwritten with little or no supporting documentation of the borrowers’ income, under the Company’s “stated income” loan programs and “bank statement” programs.  The Company mitigates its risk on such loans by establishing minimum credit score standards and otherwise evaluating the borrower’s income and cash flow. Based on its past experiences with similar loans and on industry performance data, the Company believes its strict underwriting guidelines relating to non-conforming loans help the Company to evaluate a borrower’s credit history, willingness and ability to repay the loans, as well as the value and adequacy of the borrower’s collateral.  The Company’s underwriting guidelines are designed to balance the credit risk of the borrower with the loan-to-value (LTV) and interest rate of the loan.  For the three and six months ended June 30, 2005, 53% and 55%, respectively, of non-conforming loan originations, were underwritten under “stated income” or “bank statement” loan programs.

For the three and six months ended June 30, 2006, 37% and 36%, respectively, of the non-conforming loan originations included loans secured by properties located in California.  The Company’s originations are concentrated heavily in California because it is the largest mortgage market in the U.S. and the Company believes that its underwriting, product design, and pricing philosophies address the characteristics of California borrowers. The Company believes these characteristics that address California borrowers to be non-standard credit profiles, interest in low downpayment products, payment-focused mortgages, and higher home values.  An overall decline in the economy or the residential real estate market or the occurrence of a natural disaster in California could adversely affect the value of the mortgaged properties in that state and increase the risk of delinquency, foreclosure, bankruptcy, or loss on the  these loans in the Company’s investment portfolio.  Non-conforming loan originations secured by property located in California comprised 41% of total non-conforming loan originations for both the three and six months ended June 30, 2005.

(e)   Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (FIN No. 48).  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN No. 48, as applicable, beginning in fiscal year 2007.  Management is currently assessing the impact that the implementation of FIN No. 48 may have on its results of operations, statements of condition or cash flows.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting For Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” (Statement No. 155).  Statement No. 155 amends Statement No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis.  Statement No. 155 amends Statement No. 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  Statement No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company will adopt Statement No. 155, as applicable, beginning in fiscal year 2007.  Management believes that the implementation of Statement No. 155 will not have a material effect on its results of operations, statements of condition or cash flows.

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

(f)   Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  In accordance with Statement No. 144, the Company has reclassified the operating results of the conforming wholesale and retail offices that were disposed of in the first quarter of 2006 as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2005.  Also included in these reclassifications is the reclassification of changes in restricted cash from cash flows from operating activities to cash flows from investing activities in the amounts of $1.9 million for the six months ended June 30, 2005.

(g)   Restatement

In preparing the Company’s 2005 consolidated financial statements, the Company’s management identified errors in the accounting for income taxes related to the sale of loans by FMC (the Company’s TRS) to FIC (which operates as a REIT) in the fourth quarter of 2003 and the second quarter of 2005.  In each of these periods, the Company had previously recognized the entire income tax expense related to the gains on sales earned by FMC on these sales of non-conforming loans to FIC for inclusion in its investment portfolio.  However, the Company determined that it should have deferred the portion of the income tax expense related to the intercompany sale of those loans that remained on the Company’s consolidated statements of condition at each period end.  Such deferred tax asset should have been recognized as expense over the life of the loans.  As a result, the Company has restated the accompanying 2005 condensed consolidated financial statements.

A summary of the significant effects of the restatement on the accompanying condensed consolidated financial statements is as follows:

Condensed Consolidated Statement of Condition:

June 30, 2005
Total Shareholder’s Equity
As previously reported	$569,196
Income tax adjustment	2,144
As restated	$571,340

Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2005
	Income Tax (Expense) Benefit	Net Income	Earnings Per Share (Diluted)
As previously reported	$(2,734)	$23,075	$0.47
Income tax restatement adjustment	751	751	0.02
Reclassification of income tax benefit included in loss from discontinued operations	(471)	—	—
As restated	$(2,454)	$23,826	$0.49

Condensed Consolidated Statements of Operations:

	Six Months Ended June 30, 2005
	Income Tax (Expense) Benefit	Net Income	Earnings Per Share (Diluted)
As previously reported	$(1,793)	$65,179	$1.34
Income tax restatement adjustment	401	401	0.01
Reclassification of income tax benefit included in loss from discontinued operations	(905)	—	—
As restated	$(2,297)	$65,580	$1.35

(2)            Mortgage Loans Held for Sale and Reserve for Losses—Sold Loans

Mortgage loans that the Company acquires or originates with the intent to sell are initially recorded at cost, including any premium paid or discount received, and subsequently adjusted for the change in the fair value during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried on the books at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Mortgage loans held for sale	$330,389	$591,840
Net deferred origination costs	571	1,547
(Discount) premium, net	(116)	1,987
Allowance for the lower of cost or market value	(6,412)	(1,105)
Total	$324,432	$594,269

The Company maintains a reserve for its representation and warranty liabilities related to the sale of loans and its contractual obligations to rebate a portion of any premium received when a sold loan prepays within an agreed period. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold, and is calculated as the fair value of liabilities reasonably estimated to occur during the life of the loans. The provision is recorded as a reduction of the gains on sale of loans.  At June 30, 2006 and December 31, 2005, mortgage loans held for sale included approximately $7.7 million and $1.7 million, respectively, of loans repurchased pursuant to these contractual obligations, net of any related valuation allowance.  Realized losses on sold loans, primarily related to early payment defaults, premium recaptures on early payoffs, and representation and warranty liability, totaled $6.6 million and $10.5 million, or 1.04% and 0.69% of total loan sales, respectively, in the three and six months ended June 30, 2006.  The net realized losses on sold loans totaled $0.3 million and $1.0 million, or 0.02% and 0.04% of total loan sales, respectively, in the three and six months ended June 30, 2005.

As of June 30, 2006, the Company had $11.8 million of loans deemed to be unsaleable at standard sale premiums compared to $5.2 million at December 31, 2005.  The Company recorded a valuation allowance of $1.9 million and $1.1 million, as of June 30, 2006 and December 31, 2005, respectively, for these loans.

The reserve for losses—loans sold is summarized as follows for the three and six months ended June 30, 2006 and 2005:

Balance at March 31, 2006	$33,497	Balance at March 31, 2005	$35,099
Provision	1,091	Provision	3,590
Realized losses	(6,876)	Realized losses	(332)
Recoveries	316	Recoveries	54
Balance at June 30, 2006	$28,028	Balance at June 30, 2005	$38,411

Balance at December 31, 2005	$35,082	Balance at December 31, 2004	$33,302
Provision	3,421	Provision	6,128
Realized losses	(10,840)	Realized losses	(1,094)
Recoveries	365	Recoveries	75
Balance at June 30, 2006	$28,028	Balance at June 30, 2005	$38,411

Historically, the Company has experienced substantially all of its representation and warranty losses on loans sold during the first three years following the sale.  The reserve for losses—loans sold as of June 30, 2006 relates to loan sales primarily during the period of July 1, 2003 through June 30, 2006 of approximately $12.4 billion.

The market for second lien loans decreased significantly during the second quarter of 2006 due to slowing home price appreciation and an increased forecast of losses on second lien loans by prominent rating agencies.  As of June 30, 2006, the Company determined that the market value of $130.7 million of its second lien loans held for sale as of that date was less than their carrying value.  Accordingly, the Company recorded a $4.5 million pre-tax charge to reduce these loans to the lower of cost or market value as a reduction in the gain on sales of mortgage loans, net, in the accompanying condensed consolidated financial statements.

(3)            Mortgage Loans Held for Investment and Allowance for Loan Losses

The Company originates fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 40 years. These mortgage loans are initially recorded at cost, including any premium or discount. These mortgage loans are financed with warehouse debt until they are pledged as collateral for securitization financing. The Company is exposed to risk of loss from its loan portfolio, and establishes an allowance for loan losses taking into account a variety of criteria including the contractual delinquency status, market delinquency roll rates, market historical loss severities, and the Company’s historical loss experiences with similar loans. The adequacy of this allowance for loan losses is periodically evaluated and adjusted based on this review.

The following is a detail of the mortgage loans held for investment, net as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Securitized mortgage loans held for investment	$4,721,725	$5,043,762
Mortgage loans held for investment—warehouse financed	973,166	486,454
Net deferred origination fees and costs	37,372	40,199
Mortgage loans held for investment	5,732,263	5,570,415
Allowance for loan losses—loans held for investment	(44,749)	(44,122)
Mortgage loans held for investment, net	$5,687,514	$5,526,293

The allowance for loan losses—loans held for investment for the three and six months ended June 30, 2006 and 2005 is as follows:

Balance at March 31, 2006	$45,744	Balance at March 31, 2005	$26,379
Provision	5,466	Provision	6,863
Realized losses	(6,461)	Realized losses	(2,833)
Recoveries	—	Recoveries	281
Balance at June 30, 2006	$44,749	Balance at June 30, 2005	$30,690

Balance at December 31, 2005	$44,122	Balance at December 31, 2004	$22,648
Provision	10,859	Provision	11,357
Realized losses	(10,232)	Realized losses	(3,660)
Recoveries	—	Recoveries	345
Balance at June 30, 2006	$44,749	Balance at June 30, 2005	$30,690

Mortgage loans held for investment are placed in non-accrual status for interest income recognition when they are past-due ninety days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt. Loans held for investment on non-accrual status were $193.9 million and $77.6 million as of June 30, 2006 and 2005, respectively, and $150.3 million as of December 31, 2005.  The loans held on non-accrual status averaged $203.4 million and $63.9 million, respectively, for the six months ended June 30, 2006 and 2005.  During the three months ended June 30, 2006 and 2005, respectively, the Company reversed previously accrued interest income relating to non-performing and delinquent loans, which would ordinarily have been recognized per contractual loan terms, of approximately $3.6 million and

$1.3 million.  The Company reversed interest income related to the loans of approximately $5.8 million and $3.2 million during the six months ended June 30, 2006 and 2005, respectively.

Prior to the second quarter of 2006, the Company utilized industry loss assumptions for loans similar in credit, loan size, and product type in making estimates regarding the allowance for loan losses because the Company had limited historical loss data on past originations, all of which were sold servicing-released prior to October 2003. Beginning in the second quarter of 2006, the Company began to blend its own historical delinquency experiences with industry averages in estimating the percentage of loans that are delinquent 30+ days that will ultimately go to foreclosure. This resulted in an estimate that approximately 20% of the loans 30+ days delinquent will ultimately go to foreclosure.  Also during the second quarter of 2006, the Company began to utilize historical loss experiences in estimating loss severity for pools for which it has significant realized loss experiences. Applying this methodology individually to each pool yielded an estimated average loss severity of approximately 27% for 2003, 2004 and first quarter 2005 vintage loans.   The Company continues to use industry loss severity estimates of 35% for second quarter 2005 and all 2006 pools for which significant realized loss experience for its own loans is not available.  These underlying assumptions and estimates are periodically evaluated and updated to reflect management's current assessment of the value of the underlying collateral, actual historical loss experience, and other relevant factors impacting portfolio credit quality and inherent losses.

 (4)         Warehouse Financing, Loans Held for Sale and Loans Held for Investment

As of June 30, 2006, the Company had $1.875 billion of warehouse lines of credit with six financial entities. Committed facilities comprise $1.825 billion of the total available, with uncommitted facilities totaling $50 million. The facilities are secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

Warehouse lines of credit and repurchase facilities consist of the following as of June 30, 2006 and December 31, 2005:

(in millions)			Amount Outstanding as of:
Lender	Amount Available	MaturityDate	June 30, 2006	December 31, 2005
Countrywide Warehouse Lending	$75.0	August 2006	$—	$34.3
Countrywide Early Purchase Program	50.0	Uncommitted	—	—
Credit Suisse First Boston Mortgage Capital	400.0	April 2007	245.4	195.2
Credit Suisse, New York Branch Commercial Paper Facility(1)	600.0	July 2006	528.1	415.8
JPMorgan Chase Bank(1)	150.0	July 2006	102.4	53.9
Lehman Brothers Bank	300.0	December 2006	139.6	51.7
Merrill Lynch Bank USA	300.0	November 2006	137.1	61.9
Total	$1,875.0		$1,152.6	$812.8

(1)             During July 2006, the maturity date for these facilities were extended until July 2007.

The average outstanding amounts under these agreements were $720.9 million and $745.1 million for the three and six months ended June 30, 2006, respectively, and $825.1 million and $742.3 million for the three and six months ended June 30, 2005, respectively.  The maximum amount outstanding under these agreements at any month-end during the six months ended June 30, 2006 and 2005 was $1.15 billion and $1.06 billion, respectively.  The weighted average interest rate on June 30, 2006, December 31, 2005 and June 30, 2005 was 5.6%, 4.7% and 4.2%, respectively.  The interest rates are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees.

A summary of coupon interest expense and facilities fees included in total interest expense in the condensed consolidated statements of operations and the weighted average cost of funds for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$9,965	5.5%	$6,952	3.7%	$18,325	5.0%	$12,014	3.5%
Facilities fees	746	0.4%	798	0.4%	1,355	0.4%	1,632	0.5%
Total	$10,711	5.9%	$7,750	4.1%	$19,680	5.4%	$13,646	4.0%

The warehouse lines generally have a term of 364 days or less.  Management expects to renew these lines of credit prior to their respective maturity dates. The credit facilities are secured by substantially all of the Company’s non-securitized mortgage loans and contain customary financial and operating covenants that require the Company to maintain specified levels of liquidity and net worth, maintain specified levels of profitability, restrict indebtedness and investments, and require compliance with applicable laws. The Company was in compliance with all of these covenants at June 30, 2006 and December 31, 2005.

(5)            Securitization Financing

During the six months ended June 30, 2006, the Company issued $0.9 billion of mortgage-backed bonds through a securitization trust to finance the Company’s portfolio of loans held for investment. The bonds pay interest monthly based upon a weighted average spread over LIBOR. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds are repaid from the cash flows derived from the mortgage loans pledged to the trust. The estimated average life of the bonds is approximately 21 months, and is based on estimates and assumptions made by management. The actual period from inception to maturity may differ from management’s expectations. The Company retains the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgages loans for each pool falls below specified levels. The securitization financings include a step up stipulation which provides that the bond margin over LIBOR will increase 1.5 to 2.0 times the original margin if the option to repay the bonds is not exercised.

The following is a summary of the securitization issued by series during the six months ended June 30, 2006:

FMIT 2006-1
Bonds issued	$904,000
Loans pledged	933,000
Deferred bond issuance costs	$3,100
Weighted average spread over LIBOR	0.32%
Financing costs—LIBOR plus	0.08% - 2.30%

During the first quarter of 2006, the FMIT Series 2006-1 securitization included a pre-funding whereby a portion of the collateral pledged to the trust was delivered in April 2006, subsequent to the March 2006 bond closing date.  Approximately $233.0 million of bond proceeds, which was not collateralized at closing, was held in escrow by the trustee and reported as a component of restricted cash as of March 31, 2006.  As a result of the collateralization of the remaining bonds in April 2006, these proceeds were released from escrow.

The average securitization financing outstanding was $5.0 billion and $4.9 billion for the three and six months ended June 30, 2006, respectively, and $4.2 billion for the three and six months ended June 30, 2005.

The unamortized bond issuance costs at June 30, 2006 and December 31, 2005 were $9.5 million and $11.6 million, respectively.

A summary of coupon interest expense, amortization of deferred issuance costs, and original issue discount included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the securitization financing, for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$67,847	5.4%	$37,198	3.5%	$127,683	5.2%	$68,841	3.3%
Amortization of deferred costs	2,593	0.2%	2,109	0.2%	5,278	0.2%	4,107	0.2%
Amortization of bond discount	25	0.0%	85	0.0%	56	0.0%	148	0.0%
Total	$70,465	5.6%	$39,392	3.7%	$133,017	5.4%	$73,096	3.5%

The Company also has the ability to finance the securities it retains in securitizations through two repurchase facilities, each with an uncommitted amount of $200 million.  The first facility is with Liquid Funding, Ltd., an affiliate of Bear Stearns Bank plc.  The second facility is with Lehman Brothers, Inc. and Lehman Brothers Commercial Paper Inc.  Each facility bears interest at an annual rate of LIBOR plus an additional percentage.

During March 2006, the unpaid principal balance of the loans collateralizing FMIT Series 2004-1 fell below 20% of the original principal cut-off balance of the collateral, permitting Fieldstone Servicing Corporation to exercise its right of optional termination of the financing.  Management reviewed the performance of mortgage loans in the financing trust and related cost of financing and subsequently delivered notice in April 2006 to the FMIT Series 2004-1 trustee and bondholders of the exercise of the Company’s option to purchase the mortgage loans, REO property, and any other property remaining in the trust at the next payment date. The Company paid $100.4 million to third-party bondholders on April 25, 2006.  The underlying collateral is included on the consolidated statement of condition as unsecuritized loans held for investment.

The following is a summary of the outstanding securitization bond financing and weighted average interest rate by series as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
($ in 000s)	Amount Outstanding	Weighted Avg Interest Rate	Amount Outstanding	Weighted Avg Interest Rate
FMIT Series 2006-1	$880,309	5.6%	$ — —	—%
FMIT Series 2005-3	1,005,713	5.6%	1,089,820	4.7%
FMIT Series 2005-2	759,846	5.7%	872,455	4.7%
FMIT Series 2005-1	437,230	5.7%	555,650	4.7%
FMIT Series 2004-5	476,753	5.9%	595,481	4.9%
FMIT Series 2004-4	423,947	5.9%	518,283	4.9%
FMIT Series 2004-3	350,493	5.9%	523,296	4.9%
FMIT Series 2004-2(1)	140,160	6.4%	377,500	4.9%
FMIT Series 2004-1	—	—%	233,977	5.0%
FMIC Series 2003-1	47,290	7.7%	83,308	6.1%
	4,521,741	5.7%	4,849,770	4.8%
Unamortized bond discount	(18)		(74)
Subtotal securitization bond financing	4,521,723		4,849,696

Liquid Funding repurchase facility	92,481		86,079
Lehman Brothers repurchase facility	—		62,845
Total securitization financing	$4,614,204		$4,998,620

(1)             Series 2004-2 was called in August 2006.  See Note 12.

The current carrying amount of the mortgage loans pledged to the trusts was $4.7 billion and $5.0 billion as of June 30, 2006 and December 31, 2005, respectively.

(6)            Derivatives and Hedging Activities

In conjunction with the financing of its portfolio of loans held for investment, the Company entered into interest rate swaps designed to be economic hedges of the floating rate warehouse and securitization debt.  At June 30, 2006, the fair value of 29 interest rate swaps with positive fair values was $36.1 million and the fair value of 3 swaps with negative fair values was $0.1 million, for a net fair value of $35.9 million.  At December 31, 2005, the fair value of 26 interest rate swaps with positive fair values was $35.2 million and the fair value of 3 swaps with negative fair values was $0.2 million, for a net fair value of $35.0 million.  The swaps are not classified as cash flow hedges under Statement No. 133, and therefore, the mark to market valuation decreases of $1.0 million and $11.8 million have been included in earnings during the three months ended June 30, 2006 and 2005, respectively.  Results of operations include mark to market valuation increases of $0.9 million and $8.8 million during the six months ended June 30, 2006 and 2005, respectively.  The net cash settlements paid or received on the interest rate swaps are also reported as a component of “Other income (expense)—portfolio derivatives” in the condensed consolidated statement of operations.

In conjunction with the Company’s FMIT Series 2003-1 securitization, the Company purchased an interest rate cap agreement by paying a premium of $3.0 million, determined to be an economic hedge of the floating rate debt of the security.  Mark to market valuation decreases of $0.3 million and $0.2 million, respectively, have been included in earnings during the three and six months ended June 30, 2005.  During the fourth quarter of 2005, the interest rate cap expired.

The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Non-cash mark to market valuation change	$(1,024)	$(12,087)	$870	$8,541
Net cash settlements on interest rate swaps	11,845	2,655	22,109	2,369
Other income (expense)—portfolio derivatives	$10,821	$(9,432)	$22,979	$10,910

(7)            Discontinued Operations

On January 13, 2006, the Company’s Board of Directors approved a plan to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments.  In February 2006, the assets pertaining to these segments’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division, which include retail offices in Maryland and Virginia, have been combined with the Company’s non-conforming retail offices, which will offer a range of non-conforming and conforming loan products.  The pre-tax loss on disposal was $0.9 million and is included in discontinued operations, net of income tax, in the condensed consolidated statements of operations in the first quarter of 2006.

The provisions of Statement No. 144 require the results of operations associated with these conforming wholesale and conforming retail offices to be classified as discontinued operations, net of income tax, and segregated from the Company’s continuing results of operations for all periods presented.

Operating results of discontinued operations, net of income tax, included in the condensed consolidated statements of operations are summarized as follows for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Interest income	$—	$1,380	$839	$2,465
Interest expense	—	907	657	1,328
Net interest income	—	473	182	1,137
Gains on sales of mortgage loans	—	1,221	(188)	2,421
Fees and other income	—	135	41	242
Total revenues	—	1,829	35	3,800

Expenses:
Salaries and employee benefits	—	1,988	1,692	4,026
Occupancy	—	179	272	475
Depreciation and amortization	—	36	104	71
General and administration	—	792	727	1,469
Total expenses	—	2,995	2,795	6,041
Discontinued operations before income taxes	—	(1,166)	(2,760)	(2,241)
Income tax benefit	—	471	1,115	905
Discontinued operations, net of income tax	$—	$(695)	$(1,645)	$(1,336)

The impact of discontinued operations on cash flows from operating, cash flows from investing and cash flows from financing activities are separately presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005.

(8)            Segment Information

The information presented below with respect to the Company’s reportable segments is consistent with the content of the business segment data provided to the Company’s management. This segment data uses a combination of business lines and channels to assess consolidated results. The Company has four reportable segments, which include two production segments, Wholesale and Retail, and two operating segments, which include Investment Portfolio and Corporate. Prior to the first quarter of 2006, the Company reported two additional production segments referred to as its Conforming Wholesale and Conforming Retail segments. In the first quarter of 2006, the Company’s Board of Directors approved a plan to sell, close or otherwise dispose of the assets of the Conforming Wholesale and Conforming Retail segments due to the decline in profitability of these segments.  In February 2006, the Company sold the assets pertaining to these divisions’ headquarters, all wholesale offices, and certain of its retail offices to third parties. The remaining assets of the conforming segment, which included retail offices in Maryland and Virginia, have been combined with the non-conforming retail offices and will be reported as a component of the Company’s Retail segment. The following discussion of results reflects the Company’s current segment structure, while the results of its former Conforming Wholesale and Conforming Retail segments are reported as discontinued operations.

The Company originates loans through two production segments: a Wholesale segment which originates non-conforming loans and a Retail segment, which originates non-conforming and conforming loans. The Investment Portfolio segment primarily includes the net interest income earned by the loans held for investment and the direct costs, including third-party servicing fees, incurred to manage the portfolio. In addition, the Company has a Corporate segment that includes the timing and other differences between actual revenues and costs and amounts allocated to the production segments. The Corporate segment also includes the effects of the deferral and capitalization of net origination costs as required by Statement of Financial Accounting Standards No. 91, “Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Financial information by segment is evaluated regularly by management and used in decision-making relating to the allocation of resources and the assessment of Company performance. For the purposes of segment information provided in the tables below, certain fees, origination costs, and other expenses recorded as a component of gains on sale of mortgage loans, net, have been reflected in total revenues or total expenses consistent with intercompany allocations reported to the Company’s management. Also, origination fees and gain on sale revenue are recognized at the time of funding by the production segments, and adjusted in the corporate segment to reflect the actual fees and gain on sale recognizable for GAAP revenue reporting when the loans are sold. The Corporate segment includes reconciling amounts necessary for the segment totals to agree to the condensed consolidated financial statements.

The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, trustee receivable, derivative assets, and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
Production — Wholesale	$277,111	$526,914
Production — Retail	50,737	70,632
Investment Portfolio	5,826,658	5,691,744
Corporate	168,074	134,324
Total	$6,322,580	$6,423,614

Operating results by business segment for the three months ended June 30, 2006 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$8,985	$1,277	$100,440	$(3,271)	$107,431
Interest expense	5,739	834	77,589	(2,986)	81,176
Net interest income	3,246	443	22,851	(285)	26,255
Provision for loan losses—loans held for investment	—	—	(5,466)	—	(5,466)
Gains (losses) on sales of mortgage loans, net	24,924	8,463	—	(31,434)	1,953
Other income (expense)—portfolio derivatives	—	—	10,821	—	10,821
Fee and other income	—	409	(1,344)	360	(575)
Total revenues	28,170	9,315	26,862	(31,359)	32,988
Direct expenses(1)	19,540	8,651	3,051	1,245	32,487
Corporate overhead allocation	6,066	914	—	(6,980)	—
Total expenses	25,606	9,565	3,051	(5,735)	32,487
Income from continuing operations before income taxes	2,564	(250)	23,811	(25,624)	501
Income tax benefit	—	—	—	3,304	3,304
Net income (loss)	$2,564	$(250)	$23,811	$(22,320)	$3,805

(1)             The direct expenses of our Investment Porfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Operating results by business segment for the six months ended June 30, 2006 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$15,049	$2,295	$195,553	$(3,752)	$209,145
Interest expense	9,004	1,399	146,505	(4,211)	152,697
Net interest income	6,045	896	49,048	459	56,448
Provision for loan losses—loans held for investment	—	—	(10,859)	—	(10,859)
Gains (losses) on sales of mortgage loans, net	42,094	15,218	—	(45,064)	12,248
Other income (expense)—portfolio derivatives	—	—	22,979	—	22,979
Fee and other income	—	858	(1,582)	499	(225)
Total revenues	48,139	16,972	59,586	(44,106)	80,591
Direct expenses(1)	37,295	17,563	5,950	5,438	66,246
Corporate overhead allocation	10,266	1,642	—	(11,908)	—
Total expenses	47,561	19,205	5,950	(6,470)	66,246
Income (loss) from continuing operations before income taxes	578	(2,233)	53,636	(37,636)	14,345
Income tax benefit	—	—	—	4,033	4,033
Income (loss) from continuing operations	$578	$(2,233)	$53,636	$(33,603)	18,378
Discontinued operations, net of income tax					(1,645)
Net income					$16,733

(1)             The direct expenses of our Investment Porfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Operating results by business segment for the three months ended June 30, 2005 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$8,928	$1,282	$80,574	$2,636	$93,420
Interest expense	4,987	708	41,773	(326)	47,142
Net interest income	3,941	574	38,801	2,962	46,278
Provision for loan losses—loans held for investment	—	—	(6,863)	—	(6,863)
Gains (losses) on sales of mortgage loans, net	33,792	9,639	—	(17,398)	26,033
Other income (expense)—portfolio derivatives	—	—	(9,432)	—	(9,432)
Fee and other income	—	491	(569)	87	9
Total revenues	37,733	10,704	21,937	(14,349)	56,025
Direct expenses(1)	19,203	9,622	2,014	(1,789)	29,050
Corporate overhead allocation	6,097	1,036	—	(7,133)	—
Total expenses	25,300	10,658	2,014	(8,922)	29,050
Income (loss) from continuing operations before income taxes	12,433	46	19,923	(5,427)	26,975
Income tax expense	—	—	—	(2,454)	(2,454)
Income (loss) from continuing operations	$12,433	$46	$19,923	$(7,881)	24,521
Discontinued operations, net of income tax					(695)
Net income					$23,826

(1)             The direct expenses of our Investment Porfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Operating results by business segment for the six months ended June 30, 2005 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$14,946	$2,292	$163,410	$(105)	$180,543
Interest expense	8,062	1,241	80,381	(2,942)	86,742
Net interest income	6,884	1,051	83,029	2,837	93,801
Provision for loan losses—loans held for investment	—	—	(11,357)	—	(11,357)
Gains (losses) on sales of mortgage loans, net	55,775	17,152	—	(38,425)	34,502
Other income (expense)—portfolio derivatives	—	—	10,910	—	10,910
Fee and other income	—	926	(770)	139	295
Total revenues	62,659	19,129	81,812	(35,449)	128,151
Direct expenses(1)	36,030	18,766	4,999	(857)	58,938
Corporate overhead allocation	10,419	1,845	—	(12,264)	—
Total expenses	46,449	20,611	4,999	(13,121)	58,938
Income (loss) from continuing operations before income taxes	16,210	(1,482)	76,813	(22,328)	69,213
Income tax expense	—	—	—	(2,297)	(2,297)
Income (loss) from continuing operations	$16,210	$(1,482)	$76,813	$(24,625)	66,916
Discontinued operations, net of income tax					(1,336)
Net income					$65,580

(1)             The direct expenses of our Investment Porfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

(9)            Earnings Per Share

Information relating to the calculations of earnings per share of common stock for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings per share—basic and diluted:
Income from continuing operations	$3,805	$24,521	$18,378	$66,916
Dividends on nonvested restricted stock	(97)	(176)	(175)	(176)
Income from continuing operations available to common shareholders	3,708	24,345	18,203	66,740
Discontinued operations, net of income tax	—	(695)	(1,645)	(1,336)
Net income available to common shareholders	$3,708	$23,650	$16,558	$65,404
Weighted average shares outstanding	47,678	48,462	47,974	48,462
Earnings per share—basic and diluted:
Continuing operations	$0.08	$0.50	$0.38	$1.38
Discontinued operations	—	(0.01)	(0.03)	(0.03)
Total	$0.08	$0.49	$0.35	$1.35

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and six months ended June 30, 2006 and 2005, all stock options (with strike prices of  $11.60 to $19.25) and all shares of nonvested restricted stock were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive.

(10)     Stock-Based Compensation

Under the Company’s Equity Incentive Plan (the “Stock Plan”) approved by the Board of Directors and shareholders in November 2003, an aggregate of 2.7 million of share options or shares of the Company’s stock may be awarded to employees, outside directors and consultants, and to any other individual whose participation in the plan is determined to be in the best interests of the Company by the Compensation Committee of FIC’s Board of Directors. Awards of common stock will be made with currently authorized but unissued common stock.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (Statement No. 123R).  In accordance with Statement No. 123R, the Company expenses its stock-based compensation by applying the fair value method to stock-based compensation.  Prior to the adoption of Statement No. 123R, the Company elected to expense its stock-based compensation by applying the fair value method to stock-based compensation in accordance with Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123).  The adoption of Statement No. 123R did not have a material effect on the Company’s consolidated statements of operations or cash flows.  In accordance with Statement No. 123R, the balance of unearned compensation that was included in the Company’s consolidated statements of condition as of January 1, 2006 has been reclassified as a reduction of paid-in capital.

(a)  Stock Options

Under the Stock Plan, the exercise price of each stock option may not be less than 100% of the fair market value of the common stock on the date of grant.  Stock options typically vest ratably over a four-year period with a term fixed by the Compensation Committee of the Board of Directors  (Compensation Committee) not to exceed ten years from the date of grant.  Stock options with accompanying dividend equivalent rights (Options with DERs) typically cliff vest approximately four years from the date of grant with a term fixed by the compensation committee not to exceed seven years from the date of grant.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which takes into account the exercise price and expected life of the option, the underlying stock’s expected volatility and expected dividends, and the risk-free interest rate for the expected term of the option.

In February 2006, the Compensation Committee granted a total of 162,000 non-qualified stock options with accompanying dividend equivalent rights to certain key officers and employees pursuant to the Stock Plan.  The exercise price of the grants was $11.90 and $11.60 as of February 16, 2006 and February 21, 2006, respectively, which was the closing price of the Company’s common stock on the date of each grant.  All of the options vest on March 31, 2010 with a term expiring on March 31, 2013.  While the option is nonvested, dividend equivalents are earned based on the number of option shares held and are deemed invested in phantom shares of the Company’s common stock at the closing price of the stock on the dividend payment date.  The phantom shares also will be credited with dividend equivalent rights at the same time and in the same amount as cash dividends are paid on the Company’s common stock.  The total value of dividend equivalents, adjusted for the change in value of the phantom shares from date of issuance through vest date, will be paid in cash at the time the option vests.

The following table summarizes the weighted average fair value of the Options with DERs granted in 2006 and the assumptions used in applying the Black-Scholes option pricing model.

2006
Fair value at date of grant	$4.71
Expected life in years	5.5
Annual risk-free interest rate	4.6%
Expected volatility	35%
Expected forfeitures	20%

The following tables summarize stock option activity for the three and six months ended June 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at April 1, 2006	959,000	$14.31	8.4
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(33,000)	$14.55	7.2
Outstanding at June 30, 2006	926,000	$14.30	7.1	$2,531
Exercisable at June 30, 2006	386,600	$15.26	7.4	$716

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at January 1, 2006	826,500	$14.86	8.0
Granted	162,000	11.63	6.8
Exercised	—	—	—
Forfeited or expired	(62,500)	$14.67	7.2
Outstanding at June 30, 2006	926,000	$14.30	7.1	$2,531
Exercisable at June 30, 2006	386,600	$15.26	7.4	$716

The weighted average exercise price of options granted during both the three and six months ended June 30, 2006 was $11.63. During both the three and six months ended June 30, 2005, 138,400 options were granted with a weighted average exercise price of $12.70.

Total compensation expense relating to nonvested stock options of $25 thousand and $0.1 million, respectively, were recorded in salaries and employee benefits expense for the three and six months ended June 30, 2006.  For the three and six months ended June 30, 2005, $0.1 million and $0.1 million, respectively, of total compensation expense relating to nonvested stock options were recorded in salaries and employee benefits expense.  As of June 30, 2006, there was no unrecognized compensation cost related to nonvested stock options granted under the Stock Plan.

In accordance with Statement No. 123R, the Company estimates the forfeitures of nonvested options that are expected to occur, and recognizes compensation expense based on the fair value of the options that are expected to vest.  Previous to the second quarter of 2006, the Company had estimated that 20% of all options issued would be forfeited prior to vesting.  Actual forfeitures have been tracked against this estimate.  During the second quarter, the number of options actually forfeited exceeded the Company’s original estimate of 20%.  Based on this review of actual forfeitures to date, the Company has revised its estimate and now estimates that 30% of all options granted will be forfeited prior to vesting.  This revision in estimate reduces the total expected amount of compensation expense to be recorded for stock options that have been granted by $0.3 million.  The impact of this revision in the accompanying consolidated statement of operations is a $0.1 million reduction in compensation expense for both the three and six months ended June 30, 2006.

(b)  Restricted Stock

On February 16, 2006, the Compensation Committee of the Board of Directors, pursuant to the Stock Plan, granted 45,000 shares of restricted stock to the Company’s newly appointed chief financial officer, valued at $11.90 per share.  The restricted stock vests ratably over a four-year period beginning December 31, 2006.

On February 21, 2006, the Compensation Committee of the Board of Directors awarded a maximum of 83,400 shares of restricted stock to certain of the Company’s senior officers pursuant to the Stock Plan.  These shares are subject to the achievement of certain corporate performance objectives (the performance shares).  The performance shares were valued at $8.35 per share, with any earned performance shares to vest on March 31, 2010.  The performance shares are shares of restricted stock that are subject to vesting requirements and can be earned based primarily on the Company’s achievement of certain return on equity targets for the period January 1, 2006 through December 31, 2007.

All of the restricted stock awards are expensed on a straight-line method over the scheduled vesting period. Total compensation expense of $0.4 million and $0.9 million, respectively, was recorded in salaries and employee benefits expense for the three and six months ended June 30, 2006, respectively, relating to the nonvested restricted stock.  Compensation expense of $0.5 million and $0.9 million, respectively, was recorded in salaries and employee benefits expense for the three and six months ended June 30, 2005, respectively, relating to the nonvested restricted stock.  As of June 30, 2006, there was $4.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Stock Plan, which is expected to be recognized over a period of four years.

There was no activity related to nonvested restricted stock for the three months ended June 30, 2006.

A summary of the Company’s nonvested restricted stock and changes during the six months ended June 30, 2006 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	240,000	$15.18
Granted	45,000	11.90
Vested	—	—
Forfeited	(22,500)	15.00
Outstanding at June 30, 2006	262,500	$14.64

(11)     Commitments and Contingencies

(a) Loan Commitments

As of June 30, 2006 and December 31, 2005, the Company had origination commitments outstanding to fund approximately $468 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan, comprised 99.8% and 97.0%, respectively, of the outstanding origination commitments. The Company had forward delivery commitments to sell approximately $0.7 billion and $1.3 billion of loans and forward contracts at June 30, 2006 and December 31, 2005, respectively, of which $21.8 million and $26.6 million, respectively, were mandatory sales of mortgage-backed securities and mandatory investor whole loan trades. At June 30, 2006 and December 31, 2005, the Company had a commitment to sell $460 million and $580 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

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

Bass Litigation:

On May 24, 2004, all of the former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against the Company, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in the December 31, 2003 audited financial statements, should have been reflected in the Company’s financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the financial statements with respect to this claim.  On October 28, 2005, the Company served a cross claim against KPMG. The cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that the Company suffered damages due to this improper withdrawal.  In addition, the cross claim asserts that in the event the Former Shareholders prevail in their suit, KPMG negligently advised the Company regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit.  On June 26, 2006, the Former Shareholders filed their Third Amended Petition in which they assert an alternative claim against KPMG for damages.  This litigation is still in the discovery stage.  A trial date is currently set for October 9, 2006.

The Company intends to vigorously defend against the claim made by the Former Shareholders. If the Company is ultimately unsuccessful in defending this matter, it could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation.  The impact of any payment on the Company’s financial statements will be dependent upon the actual facts and circumstances surrounding such an outcome.

Arredondo Litigation:

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief. The Company filed its answer denying all relevant claims on August 25, 2004. In addition, the Company filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes. Plaintiffs filed a response to the motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, the motion to dismiss was denied.  On December 27, 2005, one of the named Plaintiffs, Berinda Arredondo, requested and was dismissed from the litigation.  The discovery cutoff date was May 31, 2006.

Due to the uncertain nature of this litigation at this time, the Company is unable to estimate the probable outcome of this matter.  The plaintiffs in this matter have not specified damages sought and therefore the Company is unable to estimate the Company’s potential exposure.

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed naming Fieldstone Mortgage in the Northern District of Illinois (Eastern Division) alleging violations of the Fair Credit Reporting Act (FCRA).  The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. Specifically, Plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines for providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailing in the event that the violation is deemed willful.  In July 2006, Plaintiff filed a motion for class certification.  This action is currently in the discovery stage.

Due to the uncertain nature of the litigation at this time, the Company is unable to estimate the probable outcome of this matter.  While the Company intends to continue to vigorously defend this claim and believe it has meritorious defenses available, there can be no assurance the Company will prevail and that an adverse outcome would not have a material effect on the Company’s results of operations.

Hill Litigation:

Hill, et al. v. Fieldstone Mortgage Company, et al. is a class action filed on January 16, 2002 in the Circuit Court for Baltimore City by plaintiffs, who are two individuals who obtained a second mortgage loan from Fieldstone Mortgage in 1998, in the amount of $28,000, secured by their residence, against Fieldstone Mortgage and ten other mortgage lenders that plaintiffs contend are or were the assignees of second mortgage loans in Maryland made by Fieldstone Mortgage. The lawsuit alleges, among other things, that (i) the defendants violated the Maryland Second Mortgage Loan Law, or SMLL, by failing to obtain the necessary license to provide a second mortgage loan and by charging fees unauthorized by the SMLL, and (ii) the defendants violated the Maryland Consumer Protection Act by engaging in conduct contrary to the provisions of the SMLL. The plaintiffs seek a declaratory judgment that their mortgage contract is illegal and, therefore, that they do not need to honor their obligation to repay the second mortgage loan. The plaintiffs also seek monetary damages in the amount of $300,000. Fieldstone Mortgage, and each of the other defendants, filed motions to dismiss asserting that, among other things, the plaintiffs’ claims are barred by the applicable three-year statute of limitations, the plaintiffs’ failed to properly plead a claim under the Maryland Consumer Protection Act, and the plaintiffs’ request for a judicial declaration that their mortgage contract is illegal is not a remedy available under either Maryland statutory or common law. The circuit court heard oral arguments on the motions to dismiss in January 2003. To date, the court has not ruled on this motion. This lawsuit was consolidated with 14 other class actions with identical claims against other mortgage lenders. No motion for class certification has yet been filed in this case. On March 30, 2006, the court held a status conference with regard to this matter. The court requested supplemental briefings on the outstanding issues from the parties.  Oral argument on the outstanding issues was heard on July 26, 2006.

Due to the inherent uncertainties of the judicial process, the Company is unable to predict the outcome of this matter.  While the Company intends to continue to vigorously defend this claim and believe it has meritorious defenses available, there can be no assurance the Company will prevail.

There have been no other material changes to the legal proceedings as described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005.

(12)     Subsequent Events

(a)  Securitization Financing

On July 6, 2006, the Company issued $779.2 million of mortgage-backed bonds (FMIT Series 2006-2) through a securitization trust to finance the Company’s portfolio of loans held for investment. The bonds contain similar provisions to the Company’s previous securitizations, which are detailed in Note 5 above.  The bonds bear interest at rates between LIBOR plus 0.09% to LIBOR plus 1.90%.

The aggregate sales price of the bonds was $779.2 million, and the Company expects to incur issuance costs of approximately $2.6 million that will be deferred and amortized over the estimated life of the bonds.

FMIT Series 2006-2 included a pre-funding, whereby a portion of the collateral pledged to the trust was delivered at the time of the offering, with the remaining collateral to be delivered prior to September 29, 2006.  Approximately $200 million of bond proceeds, which were not collateralized at closing, will be held in escrow by the trustee. According to the terms of the offering, these proceeds held in escrow will be used to purchase qualifying mortgage loans, which will then be used to collateralize the remaining bonds prior to September 29, 2006.  Concurrent with the closing of the offering, the Company collateralized the bonds with loans held for investment with an aggregate outstanding principal balance of approximately $600 million.

(b)  Reclassification of Second Lien Loans Held for Sale

In July 2006, management determined that the total economic return on certain of the second lien loans held for sale as of June 30, 2006 could be improved by retaining the loans in its held for investment portfolio.  Accordingly, approximately $100 million of second liens previously held for sale were transferred to held for investment at the lower of cost or market value.

(c)  Call of FMIT Series 2004-2

During July 2006, the unpaid principal balance of the loans collateralizing FMIT Series 2004-2 fell below 20% of the original principal cut-off balance of the collateral, permitting Fieldstone Servicing Corp. to exercise its right of optional termination of the financing.  Management reviewed the performance of mortgage loans in the financing trust and related cost of financing and subsequently delivered notice in August 2006 to the FMIT Series 2004-2 trustee and bondholders of the exercise of the Company’s option to purchase the mortgage loans, REO property, and any other property remaining in the trust at the next payment date. The underlying collateral will remain on the consolidated statement of condition as unsecuritized loans held for investment.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005 and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Safe Harbor for Forward-Looking Statements

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC.

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. These statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

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

•       the nature and amount of competition;

•       the impact of changes to the fair value of our interest rate swaps on our net income, which will vary based upon changes in interest rates and could cause net income to vary significantly from quarter to quarter; and

•       the other factors set forth in our filings with the SEC, including in this Report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Executive Overview

We are a mortgage real estate investment trust (REIT) that invests in non-conforming loans originated by our wholly owned subsidiary, Fieldstone Mortgage Company (FMC), which we finance by issuing mortgage-backed securities. Through FMC, we originate, service, and sell non-conforming single-family residential mortgage loans through our wholesale origination channel and both non-conforming and conforming single-family residential mortgage loans through our retail origination channel.

Our primary sources of income are the interest income on our loans held for investment, net of the interest expense of financing those loans, the cash gains on sales of mortgage loans that we choose not to hold for investment which include originations fees collected at funding, and the net interest income on loans held for sale during the period from origination to date of sale.

During the three and six months ended June 30, 2006, our net income was $3.8 million and $16.7 million, respectively, as compared to $23.8 million and $65.6 million in the three and six months ended June 30, 2005.  The decrease in net income for both the three and six month periods is due primarily to decreases in our net gains on sale, net and interest income due to a decline in our net interest margin on loans originated in 2006.  In addition, we recognized a $4.5 million pre-tax charge as of June 30, 2006 to reduce our second lien loans held for sale to the lower of cost or market value as demand for second lien mortgages declined and a $0.9 million pre-tax loss on the disposal of our discontinued operations during the first quarter of 2006.  Our net interest income decreased to $20.8 million and $45.6 million in the three and six months ended June 30, 2006, respectively, from $39.4 million and $82.4 million, respectively, in the same periods in 2005.  These decreases were due primarily to a decrease in our average interest spread, which is the difference between the coupon interest rate on our loans to borrowers and the interest rate we incur for the debt financing the loan, which was partially offset by a higher average portfolio balance.  Net interest margin, including the net cash received on our swaps, declined to 2.4% and 2.5%, respectively, in the three and six months ended June 30, 2006 from 3.6% in each of the comparable periods last year.  The cost of financing for loans held for investment increased as our weighted average swap rate increased as older, lower rate swaps expired during the second quarter and were replaced with new swaps at current market rates, resulting in an increase in our weighted average swap rate to 3.85% in the second quarter of 2006 from 3.52% in the preceding quarter.  Consequently, the spreads available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in our financing costs for the loans.

Gains on sales of mortgage loans, net decreased to $2.0 million in the second quarter of 2006, compared with $10.3 million for the prior quarter of 2006 due primarily to a significant decline in the market value of certain second lien products. The market decline was due to slowing home price appreciation, increased defaults on these loans industry-wide, and an increase in the forecast of losses on pools of second lien loans by prominent rating agencies.  As of June 30, 2006, we determined that the market value of $130.7 million of our second lien loans held for sale as of that date was less than their carrying value.  Accordingly, we recorded a $4.5 million pre-tax charge to reduce these loans to the lower of cost or market value as a reduction in the gains on sales of mortgage loans, net.

Our portfolio of loans held for investment, net, was $5.7 billion as of June 30, 2006, an increase of $200.8 million during the quarter as the amount of new loans added to the portfolio during the quarter exceeded loan repayments. We intend to continue to build our portfolio by retaining the majority of our non-conforming fundings.  The percentage of loans we retain for the portfolio in any given period will vary based upon the size of the portfolio we hold, prepayments during the quarter, and the availability of loans which meet our cash flow, credit, and projected return criteria.  As of June 30, 2006, our financing debt on the loans held in our portfolio was 11.4 times our equity. Based on the current size of our portfolio and management’s estimates, we believe we can achieve by year end our target portfolio debt to equity ratio on our portfolio of at least 13 times our equity, adjusted for the non-cash mark to market of our portfolio derivatives.

We use interest rate swaps and caps to economically hedge the variable rate financing costs for the fixed rate period of our two and three year hybrid ARM mortgage loans held for investment. Because these derivatives are not designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement No. 133) changes in the fair market value of the swaps and caps are recognized in current period earnings and reported in our consolidated statement of operations in “Other income (expense)—portfolio derivatives.”  We cannot predict the future path of interest rates, nor can we predict in a definitive manner the magnitude by which these changes in the fair market value of our swaps and cap could cause our total revenue and net income to increase or decrease during periods of interest rate volatility.

Our continuing operations originated $1.5 billion of mortgage loans during the three months ended June 30, 2006, a 13% reduction from the $1.7 billion originated by our continuing operations during the same period in 2005.  Our origination volumes declined in 2006 as a result of intense competition for new loan originations on both price and credit, which has been exacerbated by the industry-wide reduction in total mortgage loan originations.  The Mortgage Bankers Association of America forecasted that total mortgage originations in 2006 would be approximately 18% lower than in 2005. In response to these current market conditions, we are implementing a number of new initiatives which we believe will increase our level of originations, including the introduction of new products, the continued expansion of new origination channels, the expansion of our geographical footprint, the improvement of our technology throughout the origination cycle, and an increase in pricing transparency.

Net cost to produce for our continuing operations was 2.6% and 3.0% of total loan originations, respectively, in the three and six months ended June 30, 2006, compared to 2.4% and 2.7%, in the three and six months ended June 30, 2005, respectively.  The increase in cost to produce as a percentage of loan fundings is due primarily to the changes in funding volumes between quarters.  Our fixed production expenses have increased in 2006, due primarily to increased sales personnel salaries and benefits, as a result of our initiatives to maintain market share in an increasingly competitive market. To mitigate these increases, we have identified and begun to execute a number of cost management initiatives, including pricing and commission changes to reduce the level of premiums paid, increased use of technology, including the rollout of our new loan origination system and incentives for on-line submissions, consolidation of our operations centers, as appropriate, and vendor re-structuring.

In the first quarter of 2006, our Board of Directors approved a plan to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments.  In February 2006, the assets pertaining to these segments’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division, which include retail offices in Maryland and Virginia, have been combined with our non-conforming retail offices, which will offer a range of non-conforming and conforming loan products.  The pre-tax loss on disposal was $0.9 million and is included in discontinued operations, net of income tax, in the Condensed Consolidated Statements of Operations in the first quarter of 2006.

Restatement of Condensed Consolidated Financial Statements

The following discussion contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement discussed in Note 1(g) to the condensed consolidated financial statements included in this report.

Key Components of Financial Results of Operations

Revenues

Our revenues are based primarily on the spread between the interest income we receive from the loans we fund for investment and the interest expense on the debt financing these loans, sale margins on our loans held for sale, prepayments on our mortgage loans held for investment, credit losses on our investment portfolio, and origination volumes. During periods of rising interest rates, such as now, we would generally increase the mortgage interest rates we charge on our loan originations, but we will also experience an increase in our costs of borrowing to finance the loans. If the rise in borrowing costs is greater than the increase in the coupon on new originations of loans held for investment, which we have experienced in the first six months of 2006, net interest income spread will be lower on new loans which replace older loans originated at higher spreads that have prepaid. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable-rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two to three years of the loan, but increase prepayments at or near the reset date of the loan, when the coupon resets to a six-month LIBOR-based ARM reflecting the higher market rates. Decreases in prepayment speeds result in lower prepayment fee income, but offer higher net interest income and potential expense reductions in the form of decreases to the rate of amortization of deferred origination costs and bond issuance costs, which are recorded as a reduction in yield.

Expenses

The principal factors which lead to changes in our expenses are funding volumes, the number of production facilities we operate, the staffing required to support our origination platform, the balance of our investment portfolio incurring third-party servicing fees, and the corporate overhead required to support a public company. As loan volumes increase, we generally would expect salaries, employee benefit expenses, and variable loan related expenses to increase. As a public company, we have also experienced increased costs related to compliance with the Sarbanes-Oxley Act of 2002, SEC reporting, and professional services fees. We have also incurred increased expenses in 2006 related to the implementation of our new loan origination software system.

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

Allowance for Loan Losses—Loans Held for Investment

Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan principal losses based on our estimates of the losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimates required and potential for imprecision.   Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed.  Prior to the second quarter of 2006, we utilized industry loss assumptions for loans similar in credit, loan size, and product type in making these estimates regarding losses because we had limited historical loss data on our past originations, all of which were sold servicing-released prior to October 2003. Beginning in the second quarter of 2006, we began to blend our own historical delinquency experiences with industry averages in estimating the percentage of loans that are delinquent 30+ days that will ultimately go to foreclosure. This resulted in an estimate that approximately 20% of the loans 30+ days delinquent will ultimately go to foreclosure.  Also during the second quarter of 2006, we began to utilize historical loss experiences in estimating loss severity for pools for which we have significant realized loss experiences. Applying this methodology individually to each pool yielded an estimated average loss severity of approximately 27% for 2003, 2004 and first quarter 2005 vintage loans.   We continue to use industry loss severity estimates of 35% for second quarter 2005 and all 2006 pools for which significant realized loss experience for our own loans is not available.  These underlying assumptions and estimates are periodically evaluated and updated to reflect our current assessment of the value of the underlying collateral, actual historical loss experience, and other relevant factors impacting portfolio credit quality and inherent losses.

We define the beginning of the loss emergence period for a mortgage loan to be the occurrence of a contractual delinquency greater than 30 days. On a monthly basis, loans meeting this criterion are included in a determination of the allowance for loan losses based on roll rate and loss severity estimates. We assess homogenous groups of loans collectively for impairment. If actual results differ from our estimates, we may be required to adjust our provision accordingly. The use of different estimates or assumptions could produce different provisions for loan losses.

The provision for losses is charged to our consolidated statements of operations.  Losses incurred on mortgage loans held for investment are charged to the allowance at the earlier of the time of liquidation or at the time the loan is transferred to real estate owned.  Subsequent gains or losses at property disposal are recorded as a component of “Fees and other income” on our consolidated statements of operation.

We place individual loans on non-accrual status when they are 90 days or more past-due or when, in the opinion of management, the collection of principal and interest is in doubt. At the time an individual loan is placed on non-accrual status, all previously accrued but uncollectible interest is reversed against current period interest income. In addition, we reserve for interest income accrued on our pool of homogeneous 30 and 60 day delinquent loans by estimating the interest due on the pool of loans that migrate to non-accrual status in the future on the basis of the same industry loss roll rate assumptions.

Reserve for Losses—Loans Sold

We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the initial payments following the sale of the loan. The reserve, which is recorded as a liability on our consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We forecast future losses on current sales based on our analysis of our actual historical losses, stratified by type of loss, type of loan, lien position, collateral location, and year of sale. This analysis takes into consideration historical information regarding frequency and severity of losses and compares economic and real estate market trends which may have affected historical losses and the potential impact of these trends to losses on current loans sold. We estimate losses due to premium recapture on early loan prepayments by reviewing historical experience for similar product and rate classes, borrower prepayment fees, if any, and estimates of future interest rate volatility. We will adjust the provision expense if the actual loss trend on loans sold varies compared to the loss provision previously forecast.

Lower of Cost or Market Value Adjustment—Loans Sold

Mortgage loans held for sale are to be stated at the lower of (1) their historical cost or (2) their market value according to the provisions of Statement of Financial Accounting Standards No. 65 “Accounting for Certain Mortgage Banking Activities” (Statement No. 65).  As of June 30, 2006, we determined that the market value of certain second lien loans held for sale was less than their cost based on quoted prices of similar loans.  Accordingly, we established an allowance to reduce the carrying value of these loans to their estimated lower of cost or market value.  The charge to establish the allowance was recorded as a reduction in “Gain on sales of mortgage loans, net.”  We routinely evaluate estimated lower of cost or market value for all of our loans and update the allowance as necessary.

Amortization of Deferred Loan Origination Costs and Deferred Debt Issuance Costs

Interest income on our mortgage loan portfolio is a combination of the accrual of interest based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination costs related to originations in our investment portfolio, in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (Statement No. 91). Our net deferred origination costs consist primarily of premiums, discounts, and other net fees or costs directly associated with originating our mortgage loans, including commissions paid on closed loans. For our loans held for investment, these net deferred costs are amortized as adjustments to interest income over the estimated lives of the loans using the effective interest rate method. Because we hold a large number of similar loans for which prepayments are probable and for which we can reasonably estimate the timing of such prepayments, we use prepayment estimates in determining periodic amortization based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the loans, loan age, loan type, prepayment fee coverage, and a variety of other factors. Mortgage prepayment forecasts are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets, relative levels of interest rates, and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that our actual experience and industry data are supportive of the assumptions used in our model. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the origination of the loans and may result in adjustments to the current period amortization recorded to interest income.

Interest expense on our warehouse and securitization financing is a combination of the accrual of interest based on the contractual terms of the financing arrangements and the amortization of bond discounts and other issuance costs. The amortization of bond discounts and issuance costs also considers estimated prepayments and is calculated using the effective interest rate method. The principal balance of the securitization financing is repaid as the related collateral principal balance amortizes, either through receipt of monthly mortgage payments or any loan prepayment. The deferred issuance costs and original issue discounts are amortized through interest expense over the estimated life of the outstanding balance of the securitization financing utilizing the prepayment assumptions referenced above to estimate the average life of the related debt. Updates that are required to be made to these estimates are applied as if the revised estimates had been in place since the issuance of the related debt and result in adjustments to the current period amortization recorded to interest expense.

We have sought to partially offset the impact to our net interest income of faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two years after origination of a loan. Approximately 86.0% of our mortgage loan portfolio had prepayment fee features as of both June 30, 2006 and December 31, 2005. Our experience is that prepayment rates on our portfolio increase as these predominately adjustable-rate loans reach their initial adjustments, typically two to three years after funding the loans. The varying prepayment rate, referred to on an annualized basis as the constant prepayment rate (CPR) is reforecast each quarter to project cash flows based upon historical industry data for similar loan products in the context of the current markets and our actual history to date. The forward-looking expected CPR used in our current assumptions averages 26 CPR during the first 12 months, averages 38 CPR through month 21, and increases to an average of 82 CPR during the months immediately before and after the reset date, declining to an average 32 CPR thereafter.  If prepayment speeds increase, our net interest margin would decrease due the reduction in outstanding principle and the additional cost amortization, which may be partially offset by an increase in prepayment fee income.

Derivatives

The economic hedging of our interest rate risk related to our loans held for sale is a critical accouting policy related to our business because of its interest rate sensitivity and the difficulty in estimating which interest rate locks will convert to closed loans as interest rates fluctuate. We use various financial instruments to economically hedge our exposure to changes in interest rates. The financial instruments typically include mandatory delivery forward sale contracts of mortgage-backed securities, mandatory and best efforts whole-loan sale agreements, and treasury note forward sales contracts. These financial instruments are intended to mitigate the interest rate risk inherent in providing interest rate lock commitments to prospective borrowers to finance one-to-four family homes and to economically hedge the value of our loans held for sale prior to entering fixed price sale contracts.

The interest rate locks for conforming loans and the mandatory forward sales of mortgage backed securities, which are typically used to economically hedge the interest rate risk associated with these locks, are undesignated derivatives and are marked to market through earnings. For interest rate lock commitments related to conforming loans, mark to market adjustments are recorded from inception of the interest rate lock through the funding date of the underlying loan. The funded loans have not been designated by us as a qualifying hedged asset in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133). We record the funded loans on the consolidated statements of condition at the lower of cost or market value. The mandatory forward sales, which generally serve as an effective economic hedge from the inception of the interest rate lock through the time of the sale of the loans, remain subject to mark to market adjustments beyond the time the loan funds, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment. The non-cash mark to market valuations of both our interest rate lock commitments and derivative instruments is reported as a component of gains on sales of mortgage loans, net.

The interest rate lock commitments associated with non-conforming loans held for sale and the treasury note forward sales contracts used to hedge the risk associated with these locks are also derivatives and are marked to market through earnings. Similar to the conforming loans, the funded non-conforming loans have not been designated as a qualifying hedged asset in accordance with Statement No. 133, and accordingly, we record them at the lower of cost or market value on the consolidated statements of condition. The treasury note forward sales contracts, which do serve as an effective economic hedge prior to the sale of some of our non-conforming loans, remain subject to mark to market adjustments beyond the time the loans fund, and our reported earnings may reflect some non-economic volatility as a result of this differing treatment.

We economically hedge against unfavorable changes in the benchmark interest rate for our cost of financing during the period that the coupon interest rate on the related loans to our borrowers is fixed. These derivatives are not classified as cash flow hedges under Statement No. 133. We enter into interest rate swap agreements to economically hedge the financing on mortgage loans held for investment. The change in fair value of the derivative during the hedge period is reported as a component of “Other income (expense)—portfolio derivatives.” The periodic net cash settlements and any gain or loss on terminated swaps are also reported as a component of “Other income (expense)—portfolio derivatives.” We also entered into an interest rate cap agreement to economically hedge interest rate changes relative to our first securitization in the fourth quarter of 2003. The cap was not designated as a cash flow hedge instrument, and as such, realized and unrealized changes in its fair value are recognized as a component of “Other income (expense)-portfolio derivatives” during the period in which the changes occur.   The interest rate cap expired in 2005.

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

Prior to the second quarter of 2006, we had previously estimated that 80% of the options granted to employees would ultimately vest, and we recognized expense based on the fair value of these options.  During the second quarter of 2006, based on actual forfeiture experience to date, we revised our estimate of forfeitures. We currently estimate 70% of the options granted will ultimately vest, and we adjusted stock compensation expense accordingly.  This revision in estimate resulted in a decrease in stock compensation expense of $0.1 million during the three and six months ended June 30, 2006.

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Net Income

Net income was $3.8 million for the three months ended June 30, 2006 compared to $23.8 million for the three months ended June 30, 2005, a decrease of $20.0 million, or 84%. For the six months ended June 30, 2006, net income was $16.7 million compared to $65.6 million for the six months ended June 30, 2005, a decrease of $48.8 million, or 75%.

Net income decreased in the three and six months ended June 30, 2006 compared to the same periods of the prior year due primarily to decreased sales premiums on loans held for sale, a charge recorded in 2006 to reduce second lien loans held for sale to the lower of cost or market value, and decreased net yield after the provision for loan losses on loans held for investment.  The decrease in sales premiums on loans held for sale was due to the decline in the net interest margin on loans originated in 2006. This narrower net interest spread also contributed to the decrease in net yield after the provision for loan losses on our loans held for investment, as our financing costs increased at a greater rate than the rise in coupon interest rates on new loans. Intense competition for new originations has limited the increase in coupon rates on new originations.  The charge to reduce second lien loans to the lower of cost or market value was due to the decline in the demand for second lien loan products in light of the mortgage industry’s present uncertainty regarding future loan performance. These decreases in net income were partially offset by the performance of our derivative contracts in 2006 compared to 2005, particularly related to the mark to market valuation change for our interest rate swap agreements.

In addition, net income for the six months ended June 30, 2006 includes the recognition of a $0.9 million pre-tax loss on the disposal of our discontinued operations that occurred in the first quarter of 2006.

Revenues

Net Interest Income After Provision for Loan Losses

The following are the components of net interest income after provision for loan losses for the three and six months ended June 30, 2006 and 2005:

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Coupon interest income on loans held for investment	$101,368	$77,130	$197,791	$158,669
Coupon interest income on loans held for sale	6,991	12,846	13,592	17,133
Amortization of deferred origination costs	(6,114)	(5,287)	(12,975)	(10,779)
Prepayment fees	5,186	8,731	10,737	15,520
Total interest income	107,431	93,420	209,145	180,543

Interest expense:
Financing interest expense on loans held for investment(1)	74,972	39,580	141,170	76,126
Financing interest expense on loans held for sale	3,587	5,369	6,192	6,361
Amortization of deferred bond issuance costs and issue discount	2,617	2,193	5,335	4,255
Total interest expense(1)	81,176	47,142	152,697	86,742
Net interest income(1)	26,255	46,278	56,448	93,801
Provision for loan losses—loans held for investment	5,466	6,863	10,859	11,357
Net interest income after provision for loan losses(1)	$20,789	$39,415	$45,589	$82,444

(1)             Does not include the effects of our interest rate hedges.

The following table presents the average balances of our loans held for investment, loans held for sale, and our warehouse and securitization financing, with the corresponding annualized yields for the three and six months ended June 30, 2006 and 2005:

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average balances:
Mortgage loans held for investment	$5,564,433	$4,590,662	$5,509,484	$4,736,675
Securitization financing—loans held for investment	4,975,958	4,242,147	4,900,994	4,215,218
Warehouse financing—loans held for investment	477,987	223,368	494,336	370,294

Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	7.21%	6.65%	7.14%	6.66%
Amortization of deferred origination costs	(0.44)%	(0.46)%	(0.47)%	(0.45)%
Prepayment fees	0.37%	0.75%	0.39%	0.65%
Yield on loans held for investment	7.14%	6.94%	7.06%	6.86%
Interest expense securitization financing(1)	5.39%	3.47%	5.18%	3.25%
Interest expense warehouse financing	5.90%	4.22%	5.43%	3.91%
Amortization—deferred bond issuance costs and issue discount	0.21%	0.20%	0.22%	0.20%
Cost of financing for loans held for investment(1)	5.63%	3.70%	5.40%	3.48%
Net yield on loans held for investment(2)	1.63%	3.34%	1.77%	3.49%
Provision for loan losses as% of average loan balance	(0.39)%	(0.59)%	(0.39)%	(0.48)%
Net yield on loans held for investment after provision for loan losses(1)	1.24%	2.75%	1.38%	3.01%

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average balances:
Mortgage loans held for sale	$324,336	$701,022	$327,190	$458,903
Warehouse financing—loans held for sale	242,929	516,843	227,543	307,528

Yield analysis—loans held for sale:
Yield on loans held for sale	8.53%	7.25%	8.26%	7.43%
Cost of financing for loans held for sale	5.84%	4.11%	5.41%	4.11%
Net yield on loans held for sale(2)	4.15%	4.22%	4.50%	4.67%

Combined yield—net interest income after provision for loan losses, loans held for investment and held for sale	1.40%	3.15%	.56%	3.25%

(1)             Does not include the effect of our interest rate hedges.

(2)             Calculated as the annualized net interest income divided by the average daily balance of mortgage loans. The net yield on loans will not equal the difference between the yield on loans and the cost of financing due to the difference in the denominators of the two calculations.

Net Interest Income After Provision for Loan Losses Earned on Loans Held for Investment

Interest income on loans held for investment was $100.4 million and $195.6 million, respectively, for the three and six months ended June 30, 2006 compared to $80.6 million and $163.4 million for the three and six months ended June 30, 2005, respectively.  The increase in both the three and six month periods ending June 30, 2006 were primarily the result of higher coupon rates and an increase in the average portfolio balance in 2006.  Our average portfolio balance increased approximately $1.0 billion and $0.8 billion for both the three and six months ended June 30, 2006, respectively, compared to the same periods of the prior year.

Yield on loans held for investment increased to 7.14% and 7.06%, respectively, in the three and six months ended June 30, 2006 from 6.94% and 6.86%, respectively, in the same periods in 2005.  This change reflects the increase in the coupon on the loans that reached their note resets from fixed to adjustable rates during the period combined with higher yields on new loans added to the portfolio.

Interest expense for both warehouse and securitization financings rose in the three and six months ended June 30, 2006 as compared to the same periods in 2005. We expect interest expense to continue to increase throughout the remainder of 2006 both notionally and as a percentage of the cost of financing.  Our average cost of financing for loans held for investment increased to 5.63% and 5.40%, respectively, for the three and six months ended June 30, 2006, compared to 3.70% and 3.48%, respectively, for the three and six months ended June 30, 2005.

As discussed above, our cost of financing new loans has increased more rapidly than the coupon rates have increased, and as a result our margins have declined.  We expect this to continue throughout the remainder of 2006 due to the intense competition for new loan originations.

Prepayment fee income, which constitutes a portion of the net interest margin earned by our portfolio, has declined to 0.39% of our portfolio balance throughout the first half of 2006 compared to 0.65% in the same period of 2005. In the current rising interest rate environment, borrowers are increasingly deferring the prepayment of their loan until after the expiration of their prepay fee period. We expect prepay fee income to increase slightly throughout the remainder of 2006 due to the higher notional balance of loans expected to prepay through year end, as they reach the reset of their initial fixed rate coupon period to a higher adjustable interest coupon.

The $22.9 million and $49.0 million of net interest income before provision for loan losses earned on loans held for investment in the three and six months ended June 30, 2006, respectively, does not include the $11.8 million and $22.1 million, respectively, of net cash settlements received in 2006 under the terms of the swap agreements used to economically hedge the financing costs of our loans held for investment, which is included in the line item “Other income (expense)—portfolio derivatives” in the condensed consolidated statement of operations.

Provision for loan losses decreased in the three and six months ended June 30, 2006 compared to the same periods in 2005 due primarily to a reduction in our loan loss estimates relative to 2003 and 2004 vintage loans, as indicated by lower actual life to date loss experience. Our realized losses on 2003 and 2004 originations were lower than initial expectations due to strong home price appreciation in 2003 through 2005, and faster than anticipated prepayment speeds. We expect the provision for losses to increase throughout the remainder of 2006 due to (i) higher amounts of delinquent loans due to slower prepayment speeds, (ii) more normalized losses on foreclosure due to flattening home price appreciation and (iii) higher levels of delinquencies due to the increases in borrowers’ monthly payments as loans from 2004 continue to reach their initial reset period from a fixed to an adjustable interest rate.

Net Interest Income Earned on Loans Held for Sale

Net interest income earned on loans held for sale includes the net interest spread on our loans held for sale during the period from funding to sale date. Our loans held for sale generated net interest income of $3.4 million and $7.4 million, respectively, in the three and six months ended June 30, 2006 compared to $7.5 million and $10.8 million, respectively, in the same periods in 2005.  The decreases in net interest income are due to the decrease in the average balance of loans held for sale and the decline in net interest income yield to 4.15% and 4.50%, respectively, in the three and six months ended June 30, 2006 compared to 4.22% and 4.67%, respectively, in the same periods of 2005.  The decline in yield reflects the decrease in the net interest spread available on new loans due to rising market rates in the first six months of 2006 and intense competition for new originations, which we expect to continue through 2006.

Gains on Sales of Mortgage Loans, Net

The components of the gains on sale of mortgage loans, net are as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in 000s)	2006	% of Sales Volume	2005	% of Sales Volume	2006	% of Sales Volume	2005	% of Sales Volume
Gross premiums—whole loan sales, net of hedging gains or losses	$10,679	1.69%	$38,949	3.23%	$26,223	2.04%	$52,640	3.03%
Loan fees collected(1)	3,916	0.62%	8,140	0.67%	7,892	0.61%	11,561	0.67%
Premiums paid(1)	(2,460)	(0.39)%	(8,603)	(0.71)%	(5,222)	(0.41)%	(10,723)	(0.62)%
Subtotal	12,135	1.93%	38,486	3.19%	28,893	2.25%	53,478	3.08%
Provision for losses—sold loans	(5,639)	(0.89)%	(3,195)	(0.26)%	(7651)	(0.60)%	(5,406)	(0.31)%
Direct origination costs(1)	(4,543)	(0.72)%	(9,258)	(0.77)%	(8,994)	(0.70)%	(13,570)	(0.78)%
Gains on sales of mortgage loans, net	$1,953	0.31%	$26,033	2.16%	$12,248	0.95%	$34,502	1.99%
Loan sales volume	$630,091		$1,206,195		$1,284,641		$1,735,746

(1)             Loan fees collected, premiums paid and direct origination costs are deferred at funding and recognized on settlement of the loan sale.

(2)             The market for second lien loans declined significantly during the second quarter of 2006.  This allowance was recorded to reduce our second lien loans held for sale as of June 30, 2006, and relates to the $134.3 million of second lien loans held for sale as of that date.

The gross premiums on whole loan sales, net of hedging gains or losses, for first and second lien loans sold in the three and six months ended June 30, 2006 and June 30, 2005, respectively were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in 000,000s)	2006	2005	2006	2005
Gross whole loan sale premiums, net of hedging gains or losses:
First lien mortgage loans	2.1%	3.0%	2.6%	3.2%
Second lien mortgage loans	(0.7)%	1.5%	0.3%	2.1%
Total	1.7%	3.3%	2.0%	3.1%

The gains on sales of mortgage loans, net, decreased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due primarily to lower sales volumes combined with a significant decline in the market value of certain second lien products late in the second quarter of 2006 and lower premiums on the sale of first mortgages throughout 2006.  As a result of industry concerns regarding a potential increase in second lien losses in the current environment of flattening home price appreciation and rising interest rates, the market value of our second liens held for sale as of June 30, 2006 declined below par value. We recognized a $4.5 million pre-tax charge to gains on sales of loans to reduce certain of our second lien loan inventory at period end to their lower of cost or market value. In response to this value decline at the end of the second quarter, we discontinued the origination of lower FICO second lien products whose market value had been the most severely affected, and will continue to evaluate our product offerings to maximize sale premiums. Sales premiums earned on first lien mortgages declined to 2.1% in the second quarter of 2006 from 3.0% in the second quarter of 2005, as a result of the market-driven reduction in the net interest spread on new loans sold.

The year over year decrease in sales volumes was due to decreased originations in 2006 and a larger proportion of the loans originated in 2006 meeting the credit and coupon filters for our held for investment portfolio. Gross whole loan sales premiums declined as narrower interest spreads compressed sale premiums to 1.69% and 2.04% in the three and six months ended June 30, 2006, from 3.23% and 3.03% in the three and six months ended June 30, 2005, respectively. We expect gross sale premiums to continue at lower levels than 2005 as the industry responds to increased competition, triggered in part by a decline in the overall mortgage market, by offering coupon rates on new originations which are not increasing at the same rate as the increase in the cost of financing the loans.

In July 2006, approximately $100 million of second liens previously held for sale were transferred to held for investment at their lower market value based on the projected return on the loans, including current rating agency loss forecasts.

We maintained a $1.9 million valuation allowance on $11.8 million of unsaleable loans with documentation deficiencies or serious delinquency histories as of June 30, 2006.

Other Income (Expense)—Portfolio Derivatives

We use interest rate swap and cap agreements to create economic hedges of the variable rate debt financing of our portfolio of non-conforming mortgages held for investment.

During the period that our loans have a fixed interest rate, generally the first two to three years of the loan, an increase in interest rates will increase our cost of financing for the debt related to those loans without a corresponding increase in the interest income we receive from borrowers.  Fieldstone mitigates the risk of adverse effects of changes in interest rates during this period using interest rate swaps.  Under these swap agreements, which are generally for a period of two years, we contract to pay a fixed interest rate on a notional balance to the counterparty in exchange for receiving from them the actual LIBOR rate on the notional balance.  We economically hedge approximately 90% of our debt related to the fixed interest rate period of the loans.  We do not economically hedge any debt that has a floating interest rate, as any impact of a change in interest rates would have offsetting increases on both our cost of financing and our interest income.

Changes in the fair value of these agreements, which reflect the potential future cash settlements over the remaining lives of the agreements according to the market’s changing projections of interest rates, are recognized in the line item “Other income (expense)—portfolio derivatives” in the condensed consolidated statements of operations. This line item includes both the actual cash settlements and recognition of the non-cash changes in the fair value of the agreements over the period.

The amount of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the three and six months ended June 30, 2006 and 2005:

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Non-cash changes in fair value	$(1,024)	$(12,087)	$870	$8,541
Net cash settlements paid on existing derivatives	11,845	2,655	22,109	2,369
Other income (expense)—portfolio derivatives	$10,821	$(9,432)	$22,979	$10,910

Our portfolio derivatives allow us to “lock-in” the expected financing costs of our investment portfolio over a future contractual time period. At June 30, 2006 and December 31, 2005, the notional balance of our interest rate swaps was $4.4 billion and $5.0 billion, respectively.

We have multiple interest rate swap agreements that aggregate to provide our total hedge coverage, and our interest expense during any given period will be impacted by the weighted average interest rate of the existing swap agreements.  Our older, lower rate swaps have begun to expire and are being replaced by swap agreements that bear higher interest rates, as interest rates have consistently risen throughout 2005 and the first half of 2006.  The rise in our weighted average swap rate has been partially offset by increased coupon rates on our loans as a result of the rising interest rates.

The following chart illustrates the weighted average interest rate of our swap agreements for the periods presented:

Weighted Avg. Interest Rate

The following table summarizes the average notional balance and the weighted average interest rate of our interest rate swaps that had been executed as of June 30, 2006 for the six months ending December 31, 2006 and the year ending December 31, 2007:

($ in 000s)	Period Ending December 31,
	2006		2007
	Average Notional Balance	Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$3,582,228	4.38%	$1,768,408	4.81%

Other income (expense)—portfolio derivatives will vary due to movements in the LIBOR interest rate during the period. Generally, rising interest rates will increase the fair value of our derivatives and our net cash settlements on existing derivatives. We cannot predict the net effect of interest rate volatility in future periods on our other income (expense)—portfolio derivatives.

Expenses

Total expenses for the three and six months ended June 30, 2006 and 2005 are as follows:

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and employee benefits	$19,166	$17,719	$40,035	$35,423
Occupancy	1,861	1,796	3,684	3,295
Depreciation and amortization	995	792	1,930	1,552
Servicing fees	2,723	1,743	5,292	4,347
General and administration	7,742	7,000	15,305	14,321
Total expenses	$32,487	$29,050	$66,246	$58,938
Percentage change from prior period	11.8%		12.4%

Total Expenses.  Total expenses increased during the three and six months ended June 30, 2006 compared to the same periods in 2005 due primarily to higher compensation expenses and costs related to the growth of our loan portfolio. We expect total expenses throughout the remainder of 2006 to continue to be higher than comparable periods in 2005 due primarily to increased third-party servicing fees on the higher average balance of our loan portfolio, the addition of sales personnel to maintain our market share of loan originations and additional costs to support initiatives related to information technology improvements. To mitigate these increased costs, we are implementing various cost management initiatives throughout the Company, and we expect a decrease in production costs as a percent of origination volume in the second half of 2006.

We have partially replaced our two non-integrated conforming and non-conforming origination software systems with a single, integrated system to serve as both the conforming and non-conforming origination and funding support system, and upgraded “Fieldscore,” our pre-approval and credit gathering engine. The project involves purchasing, developing, installing, training and supporting the new system, which we expect to be completed by the end of 2006. The “Fieldscore” upgrade is complete, the conforming component has been placed in service, and we have begun implementing the non-conforming component.  Costs related to these initiatives include maintenance, depreciation, and amortization for these technological initiatives, as well as increased personnel costs due to increased technology staffing levels during the upgrade. We have capitalized $5.5 million to date for these hardware and software development initiatives, and expensed approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2006, respectively.  We expect our expenses to increase in 2006 as we complete development of the software and place the system fully into service.

Salaries and Employee Benefits.   The increases in salaries and employee benefits, net of deferred direct origination costs, in the three and six months ended June 30, 2006 compared to the same periods in 2005 are due to the additional sales personnel hired to maintain our loan origination volume in a declining mortgage market, the legal, finance, and internal staffing requirements of operating as a public company, including compliance with the Sarbanes-Oxley Act, and additional information technology personnel to support our ongoing technological enhancements in access and security controls.  We have also experienced increased employee benefit expenses related to our self-insurance health plan in the current year.

Servicing Fees.   Servicing fees paid to our third-party servicer of the loans in our portfolio increased for the three and six months ended June 30, 2006 compared to the same periods in the prior year.  Servicing fees vary with the number of loans held for investment, and all of our loans held for investment are currently serviced by a third-party servicer beginning with the loan’s first mortgage payment due after funding.  The increase in servicing fees in 2006 is due primarily to an increase in the average balance of our portfolio. In addition, in the second quarter of 2005, approximately $0.9 million of compensatory interest received from the sub-servicer was netted against service fee expense, including $0.8 million related to periods prior to the second quarter of 2005.  These year over year increases were partially offset by lower servicing rates negotiated with our third-party servicer on recently issued securitization deals.

General and Administration. General and administration expenses increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 due primarily to increased audit fees for our re-audit of financial results for the years ended December 31, 2004 and 2003 and the depreciation and amortization of our new loan origination software system, which began in late 2005.  The re-audit was completed in the first quarter of 2006.  We are in the process of implementing several cost-management initiatives, including office consolidation, credit reporting efficiencies, and improved vendor sourcing.  We do not expect general and administration expenses to increase significantly during the remainder of 2006, as the planned cost efficiencies are expected to substantially offset variable loan related costs, which we anticipate may rise with any origination volume increases, and the incremental expenses related to our new loan origination software system.

Income Tax Benefit.   We qualified to be taxed as a REIT, effective beginning in the fourth quarter of 2003, and we elected to treat our loan origination and sale subsidiary, FMC, as a taxable REIT subsidiary (TRS).  A TRS is a corporation that is permitted to engage in non-qualifying REIT activities. Taxable income of our TRS is subject to federal, state, and local income taxes. Income tax expense reflects the following effective tax rates:

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
FMC pre-tax net (loss) income(1)	$(9,197)	$7,718	$(14,447)	$5,253
Effective tax rate	35.9%	35.4%	35.6%	34.1%

(1)             Includes loss from discontinued operations for the six months ended June 30, 2006 and the three and six months ended June 30, 2005.

The effective tax rate includes the amortization of a deferred tax asset related to prior year inter-company loan sales.

Consolidated Statements of Condition as of June 30, 2006 and December 31, 2005

Mortgage Loans Held for Investment

The following table summarizes the principle balance of our investment portfolio for the six months ended June 30, 2006 and the year ended December 31, 2005:

($ in 000s)	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Beginning principal balance	$5,530,216	$4,735,063
Loan fundings	1,347,488	3,341,911
Payoffs and principal reductions	(1,136,449)	(1,981,866)
Transfers to mortgage loans held for sale, net	—	(530,830)
Transfers to real estate owned	(46,364)	(34,062)
Ending principal balance	5,694,891	5,530,216
Net deferred loan origination costs	37,372	40,199
Ending balance loans held for investment	5,732,263	5,570,415
Allowance for loan losses	(44,749)	(44,122)
Ending balance loans held for investment, net	$5,687,514	$5,526,293

During the six months ended June 30, 2006, we originated $1.35 billion in new loans for the portfolio. The increase in the portfolio balance is the result of new fundings exceeding payoffs during the first half of 2006. The portfolio generated $49.0 million of net interest income before provision for loan losses.

We estimate prepayment speeds based upon historical industry data for similar loan products and actual history to date, which are adjusted for current market assumptions regarding future economic conditions such as home price appreciation and interest rate forecasts. These assumptions for prepayment speeds indicate an average loan life of approximately 24 months. There can be no assurance that this industry data will be reflective of our actual results.

Allowance for Loan Losses—Loans Held for Investment

The following table summarizes the allowance for loan loss activity of our investment portfolio for the six months ended June 30, 2006 and the year ended December 31, 2005:

($ in 000s)	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Beginning balance allowance for loan losses	$44,122	$22,648
Provision	10,859	30,065
Charge-offs	(10,232)	(8,591)
Ending balance allowance for loan losses	$44,749	$44,122
Ending principal balance, mortgage loans held for investment	$5,694,891	$5,530,216
Ending allowance balance as % of ending principal balance	0.79%	0.79%

The delinquency status of our loans held for investment as of June 30, 2006 and December 31, 2005 was as follows:

($ in 000s)	June 30, 2006		December 31, 2005
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,965,056	87.2%	$4,925,656	89.1%
30 days past due	411,390	7.2%	359,074	6.5%
60 days past due	117,641	2.1%	93,663	1.7%
90+ days past due	60,972	1.1%	65,810	1.2%
In process of foreclosure	139,832	2.4%	86,013	1.5%
Total	$5,694,891	100.0%	$5,530,216	100.0%

Allowance for loan losses	$44,749		$44,122

Allowance for loan losses as a% of total delinquent loans (30+ days past due and loans in the process of foreclosure)	6.1%		7.3%

Delinquency, life to date loss experience, and weighted average coupon rate of our loans held for investment by securitization pool as of June 30, 2006 and December 31, 2005 were as follows:

	As of June 30, 2006
($ in 000s)	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent(1)	% of Cumulative Realized Losses(2)	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$54,554	11%	20.1%	0.44%	9.16%	35
FMIT Series 2004-2(3)	162,908	19%	17.3%	0.40%	9.18%	28
FMIT Series 2004-3	356,568	36%	9.3%	0.36%	8.01%	26
FMIT Series 2004-4	439,922	50%	8.4%	0.34%	7.00%	23
FMIT Series 2004-5	496,756	55%	7.3%	0.31%	6.77%	21
FMIT Series 2005-1	445,933	59%	6.6%	0.27%	6.89%	19
FMIT Series 2005-2	795,841	82%	5.9%	0.16%	7.11%	13
FMIT Series 2005-3	1,066,675	92%	4.7%	0.05%	7.31%	9
FMIT Series 2006-1	902,567	97%	3.5%	0.00%	7.93%	6
Total	4,721,724	59%	6.4%	0.25%		15
Loans held for investment—to be securitized	889,613	100%	1.6%	0.00%		2
Loans held for investment—previously securitized	83,554	12%	18.3%	0.39%		31
Total loans held for investment	$5,694,891	64%	5.6%	0.24%	7.61%	12

	As of December 31, 2005
($ in 000s)	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent(1)	% of Cumulative Realized Losses(2)	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$83,201	17%	17.1%	0.31%	8.79%	29
FMIT Series 2004-1(4)	221,352	33%	9.1%	0.22%	8.48%	25
FMIT Series 2004-2(3)	398,754	45%	7.0%	0.30%	6.83%	22
FMIT Series 2004-3	556,056	56%	6.9%	0.18%	6.46%	20
FMIT Series 2004-4	535,681	61%	7.5%	0.20%	6.97%	17
FMIT Series 2004-5	610,985	68%	6.7%	0.07%	6.80%	15
FMIT Series 2005-1	562,331	75%	4.9%	0.11%	6.92%	13
FMIT Series 2005-2	918,831	95%	3.0%	0.00%	7.14%	7
FMIT Series 2005-3	1,156,571	99%	0.7%	0.00%	7.34%	3
Total	5,043,762	65%	4.9%	0.14%		13
Loans held for investment—to be securitized	486,454	100%	0.1%	0.00%		1
Total loans held for investment	$5,530,216	67%	4.4%	0.13%	7.13%	12

(1)             Seriously delinquent is defined as a mortgage loan that is 60 + days past due or in the process of foreclosure.

(2)             Does not include previously accrued but uncollected interest, which is reversed against current period interest income.

(3)             Series 2004-2 was called in August 2006.  See Note 12 to the unaudited consolidated financial statements included in this  report.

(4)             Series 2004-1 was called and paid in full in April 2006.  As of June 30, 2006, the remaining loans from pool 2004-1 were being classified as held for investment.

The allowance for loan losses was $44.7 million as of June 30, 2006 compared to $44.1 million as of December 31, 2005, reflecting the portfolio growth and seasoning of the underlying loans as well as the flattening of home price appreciation, partially offset by lower than expected realized losses on loans originated in 2003 and 2004.

Prior to the second quarter of 2006, we utilized industry loss assumptions for loans similar in credit quality, loan size, and product type in making these estimates regarding losses because we had limited historical loss data on our past originations, all of which were sold servicing-released prior to October 2003. Beginning in the second quarter of 2006, we began to blend our own historical delinquency experiences with industry averages in estimating the percentage of loans that are delinquent 30+ days that will ultimately go to foreclosure. This resulted in an estimate that approximately 20% of the loans 30+ days delinquent will ultimately go to foreclosure. Also during the second quarter of 2006, we began to utilize historical loss experiences in estimating loss severity for pools for which we have significant realized loss experiences. Applying this methodology individually to each pool yielded an estimated average loss severity of approximately 27% for 2003, 2004 and first quarter 2005 vintage loans. We continue to use industry loss severity estimates of 35% for second quarter 2005 and all 2006 pools for which significant realized loss experience for our own loans is not available. These underlying assumptions and estimates are periodically evaluated and updated to reflect our current assessment of the value of the underlying collateral, actual historical loss experience, and other relevant factors impacting portfolio credit quality and inherent losses.

During the six months ended June 30, 2006, we sold approximately 200 real estate owned properties previously collateralizing loans held for investment with an average aggregate principal charge-off of 25.3%, which includes the initial charge-off at transfer to real estate owned, the subsequent decrease in net realizable value, if any, and the final gain or loss on disposal of the property.  At this time, we believe our estimated average loss severity rates are supported by a combination of industry data, our disposal history, and the risk that loss severity may increase as the loans continue to season and economic factors may slow the increases in property values. We will continue to review our loss assumptions and update our estimates as required.

At June 30, 2006, $318.4 million, or 5.6%, of loans held for investment were seriously delinquent (defined as 60+ days past due or in the process of foreclosure), compared to $245.5 million, or 4.4%, at December 31, 2005. This is consistent with industry trends and expectations of increased delinquencies as the portfolio grows, loans further season, and home price appreciation declines.  This rise in delinquencies has also led to an increase in the balance of the loans placed on non-accrual status for interest income recognition as of June 30, 2006 and a related increase in the amount of accrued interest income that was subsequently reversed. We anticipate that our level of delinquencies will increase as the portfolio continues to age and borrowers reach the reset period of their loan from lower fixed interest rates to higher adjustable coupons. While our portfolio delinquency and loss rates continue to be lower than industry averages, many lenders, including us, have reported an increase in early payment defaults on more recent originations to levels approximating historical norms, which may increase industry-wide losses.

Real Estate Owned

Real estate owned is reported at the lower of cost or market value on the condensed consolidated statements of condition. At the time a loan held for investment is foreclosed and the underlying collateral is transferred to real estate owned, any reduction in value from the loan’s previous carrying balance is charged to the allowance for loan losses — loans held for investment.  We record gains and losses at disposal of the property to gain (loss) on disposal of real estate owned, a component of “Fees and other income” on the condensed consolidated statements of operations.

The following is a summary of real estate owned as of June 30, 2006 and December 31, 2005:

($ in 000s)	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Beginning balance real estate owned	$14,997	$4,374
Plus: Transfers from mortgage loans held for sale	6,208	867
Transfers from mortgage loans held for investment	46,364	34,062
Less: Charge-offs	(10,824)	(7,634)
Real estate sold	(21,959)	(16,672)
Ending balance real estate owned	$34,786	$14,997

Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

The following table provides a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of June 30, 2006 and December 31, 2005:

($ in 000s)	June 30, 2006	December 31, 2005
Total mortgage loans held for sale, net	$324,432	$594,269
Warehouse financing—mortgage loans held for sale	$277,773	$434,061
Percentage financed—mortgage loans held for sale	86%	73%

The decrease in mortgage loans held for sale, net, at June 30, 2006 compared to December 31, 2005 reflects lower funding of loans held for sale in the two months preceding June 30, 2006 than in the two months preceding December 31, 2005, decreased overall funding volumes in 2006, and the increased proportion of our loans funded for investment in 2006.  The balance of loans held for sale as of December 31, 2005 includes approximately $149 million of loans whose sale was rescheduled until the first quarter of 2006 to take advantage of a higher sales price, which also contributed to the decrease as of June 30, 2006.  We typically retain loans held for sale for approximately 60 to 90 days prior to investor purchase.

At June 30, 2006, we had $11.8 million of loans held for sale deemed to be unsaleable at standard sale premiums compared to $5.2 million at December 31, 2005.  We have recorded a valuation allowance of $1.9 million and $1.1 million as of June 30, 2006 and December 31, 2005, respectively, for these loans.

Warehouse financing—loans held for sale decreased $156.3 million as of June 30, 2006 compared to December 31, 2005 reflecting our decreased level of mortgage loans held for sale at June 30, 2006.

Trustee Receivable

Trustee receivable decreased to $103.1 million at June 30, 2006 from $130.2 million at December 31, 2005.  The decrease reflects lower principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our nine securitized mortgage pools outstanding as of June 30, 2006 compared to December 31, 2005. The trustee retains funds received after the cut-off date until the following month’s disbursement date. The decrease in the trustee receivable was also attributable to the decreased number of securitized pools outstanding following the call of FMIT Series 2004-1 in April 2006.

Derivative Assets and Derivative Liabilities

Derivative assets increased to $36.7 million at June 30, 2006 from $35.2 million at December 31, 2005.  Derivative liabilities, included in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of condition, decreased to $0.2 million at June 30, 2006 from $0.9 million at December 31, 2005. The change in derivative assets and liabilities primarily relates to the $0.9 million increase in the fair value of the interest rate swap and cap agreements over the period, reflecting an increase in the two year swap rate as of June 30, 2006 compared to December 31, 2005.

 Securitization Financing

The following is a summary of the outstanding securitization financing by series as of June 30, 2006 and December 31, 2005:

($ in 000s)		Balance as of
	Bonds Issued	June 30, 2006	December 31, 2005
FMIT Series 2006-1	$904,078	$880,309	$—
FMIT Series 2005-3	1,094,246	1,005,713	1,089,820
FMIT Series 2005-2	911,081	759,846	872,455
FMIT Series 2005-1	728,625	437,230	555,650
FMIT Series 2004-5	863,550	476,753	595,481
FMIT Series 2004-4	845,283	423,947	518,283
FMIT Series 2004-3	949,000	350,493	523,296
FMIT Series 2004-2(2)	843,920	140,160	377,500
FMIT Series 2004-1(1)	652,944	—	233,977
FMIC Series 2003-1	488,923	47,290	83,308
	8,281,650	4,521,741	4,849,770
Unamortized bond discount	(1,130)	(18)	(74)
Subtotal securitization bond financing	8,280,520	4,521,723	4,849,696
Liquid Funding repurchase facility	—	92,481	86,079
Lehman Brothers repurchase facility	—	—	62,845
Total securitization financing	$8,280,520	$4,614,204	$4,998,620

(1)             Series 2004-1 was called and paid in full in April 2006.

(2)             Series 2004-2 was called in August 2006.  See Note 12 to the condensed consolidated financial statements included in this report.

During the six months ended June 30, 2006 and the year ended December 31, 2005, we issued $0.9 billion and $2.7 billion, respectively, of mortgage-backed bonds through securitization trusts to finance our portfolio of loans held for investment.  Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgage loans for each pool falls below set thresholds of the original principal balance.

During March 2006, the current principal balance as a percentage of the original principal balance of the underlying mortgage loans collateralizing FMIT Series 2004-1 fell below 20%, permitting us to exercise its option to repay the relating bonds.  Management reviewed the economic factors relating to this potential call, and subsequently delivered notice in April 2006 to FMIT Series 2004-1 bondholders to repay the bonds at the next payment date.

As of June 30, 2006 and December 31, 2005, the outstanding bonds were over-collateralized by $245.6 million and $189.8 million, respectively. The collateral includes mortgage loans, trustee receivables, real estate owned and proceeds from bond pre-fundings which are designated as restricted cash until the mortgage loan collateral is delivered to the trust. We enter into interest rate swap or cap agreements to economically hedge the interest expense associated with the bonds, as described above under “Critical Accounting Policies.”

Total Shareholders’ Equity

Total shareholders’ equity decreased to $483.7 million at June 30, 2006, from $526.6 million at December 31, 2005.  The change in shareholders’ equity primarily reflects the $43.9 million in dividends declared in 2006 and the $16.8 million value of the shares of common stock repurchased during the period, which were partially offset by net income for the six months ended June 30, 2006 of $16.7 million.

Dividends were paid from our operating cash flows.  Dividends declared are based on our REIT taxable income, which differs from our net income as described below under “REIT Taxable Income.”  The following is a summary of the dividends declared per share for the six months ended June 30, 2006:

Declaration Date	Record Date	Payment Date	Dividend
March 17, 2006	March 31, 2006	April 28, 2006	$0.48
June 16, 2006	June 30, 2006	July 31, 2006	$0.44

Business Segment Results

Fieldstone reports on a total of four business segments, which include two production segments and two operating segments. Our production segments include our Wholesale segment, previously designated as Non-conforming Wholesale, and our Retail segment, previously designated as Non-conforming Retail. Our Wholesale segment originates non-conforming loans, while our Retail segment originates both conforming and non-conforming mortgages, in order to provide a complete range of mortgage options to our retail borrowers.  Prior to the first quarter of 2006, we reported two additional production segments referred to as our Conforming Wholesale and Conforming Retail segments. In the first quarter of 2006, our Board of Directors approved a plan to dispose of the assets of the Conforming Wholesale and Conforming Retail segments due to the decline in profitability of these segments.  In February 2006, the assets pertaining to these divisions’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division, which include retail offices in Maryland and Virginia, have been combined with our non-conforming retail offices, which offer a range of non-conforming and conforming loan products.  The following discussion of results reflects our current segment structure, and the results of our former Conforming Wholesale and Conforming Retail segments are reported as discontinued operations.

The results of operations of our production segments primarily include an allocation of net interest income for funded loans, direct expenses, and a corporate overhead expense allocation. In addition, segment revenues include an allocation which credits the production segments with the pro forma current value of the net gain on sale of loan production as if all of the segments’ fundings were sold servicing-released concurrent with funding, even though a significant portion of the loans originated will be held for investment.  Loans held for investment generate revenue over the life of loan, which currently averages two years, and is recorded as part of our Investment Portfolio segment.

Our operating segments include the Investment Portfolio and Corporate segments. The results of operations of the Investment Portfolio segment primarily include the net interest income after provision for loan losses for our loans held for investment, changes in the fair value and cash settlements relating to our portfolio derivatives, and direct expenses, including third-party servicing fees, related to our loans held for investment. The results of operations of the

Corporate segment primarily include direct expenses of the corporate home office, the elimination of the corporate overhead allocated to the production segments, and the income tax provision related to FMC, our taxable REIT subsidiary. The Corporate segment also includes various reconciling amounts necessary to adjust for the retention of a substantial portion of our non-conforming loans to be held for investment, and to convert the production segments’ allocated revenue and expenses to comply with GAAP reporting under Statement No. 91.

The results of operations reported per segment differ materially from consolidated results due to timing differences in net gain on sale recognition at the time of cash settlement of the sale compared to the revenue allocation which each segment receives at the time of loan funding, the actual whole loan sales prices compared to the pro forma values, the actual net interest margin earned on loans prior to their sale, and the holding for investment of a substantial portion of our non-conforming loans for which actual revenue will consist of net interest income generated over the life of the loan rather than net gain on sale recognized one-time as of the sale date.

Operating results by business segment for the three months ended June 30, 2006 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$8,985	$1,277	$100,440	$(3,271)	$107,431
Interest expense	5,739	834	77,589	(2,986)	81,176
Net interest income	3,246	443	22,851	(285)	26,255
Provision for loan losses—loans held for investment	—	—	(5,466)	—	(5,466)
Gains (losses) on sales of mortgage loans, net	24,924	8,463	—	(31,434)	1,953
Other income (expense)—portfolio derivatives	—	—	10,821	—	10,821
Fee and other income	—	409	(1,344)	360	(575)
Total revenues	28,170	9,315	26,862	(31,359)	32,988
Direct expenses(1)	19,540	8,651	3,051	1,245	32,487
Corporate overhead allocation	6,066	914	—	(6,980)	—
Total expenses	25,606	9,565	3,051	(5,735)	32,487
Income from continuing operations before income taxes	2,564	(250)	23,811	(25,624)	501
Income tax benefit	—	—	—	3,304	3,304
Net income (loss)	$2,564	$(250)	$23,811	$(22,320)	$3,805

Operating results by business segment for the six months ended June 30, 2006 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$15,049	$2,295	$195,553	$(3,752)	$209,145
Interest expense	9,004	1,399	146,505	(4,211)	152,697
Net interest income	6,045	896	49,048	459	56,448
Provision for loan losses—loans held for investment	—	—	(10,859)	—	(10,859)
Gains (losses) on sales of mortgage loans, net	42,094	15,218	—	(45,064)	12,248
Other income (expense)—portfolio derivatives	—	—	22,979	—	22,979
Fee and other income	—	858	(1,582)	499	(225)
Total revenues	48,139	16,972	59,586	(44,106)	80,591
Direct expenses(1)	37,295	17,563	5,950	5,438	66,246
Corporate overhead allocation	10,266	1,642	—	(11,908)	—
Total expenses	47,561	19,205	5,950	(6,470)	66,246
Income (loss) from continuing operations before income taxes	578	(2,233)	53,636	(37,636)	14,345
Income tax benefit	—	—	—	4,033	4,033
Income (loss) from continuing operations	$578	$(2,233)	$53,636	$(33,603)	18,378
Discontinued operations, net of income tax					(1,645)
Net income					$16,733

Operating results by business segment for the three months ended June 30, 2005 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$8,928	$1,282	$80,574	$2,636	$93,420
Interest expense	4,987	708	41,773	(326)	47,142
Net interest income	3,941	574	38,801	2,962	46,278
Provision for loan losses—loans held for investment	—	—	(6,863)	—	(6,863)
Gains (losses) on sales of mortgage loans, net	33,792	9,639	—	(17,398)	26,033
Other income (expense)—portfolio derivatives	—	—	(9,432)	—	(9,432)
Fee and other income	—	491	(569)	87	9
Total revenues	37,733	10,704	21,937	(14,349)	56,025
Direct expenses(1)	19,203	9,622	2,014	(1,789)	29,050
Corporate overhead allocation	6,097	1,036	—	(7,133)	—
Total expenses	25,300	10,658	2,014	(8,922)	29,050
Income (loss) from continuing operations before income taxes	12,433	46	19,923	(5,427)	26,975
Income tax expense	—	—	—	(2,454)	(2,454)
Income (loss) from continuing operations	$12,433	$46	$19,923	$(7,881)	24,521
Discontinued operations, net of income tax					(695)
Net income					$23,826

Operating results by business segment for the six months ended June 30, 2005 are as follows:

	Production		Investment
	Wholesale	Retail	Portfolio	Corporate	Consolidated
Revenues:
Interest income	$14,946	$2,292	$163,410	$(105)	$180,543
Interest expense	8,062	1,241	80,381	(2,942)	86,742
Net interest income	6,884	1,051	83,029	2,837	93,801
Provision for loan losses—loans held for investment	—	—	(11,357)	—	(11,357)
Gains (losses) on sales of mortgage loans, net	55,775	17,152	—	(38,425)	34,502
Other income (expense)—portfolio derivatives	—	—	10,910	—	10,910
Fee and other income	—	926	(770)	139	295
Total revenues	62,659	19,129	81,812	(35,449)	128,151
Direct expenses(1)	36,030	18,766	4,999	(857)	58,938
Corporate overhead allocation	10,419	1,845	—	(12,264)	—
Total expenses	46,449	20,611	4,999	(13,121)	58,938
Income (loss) from continuing operations before income taxes	16,210	(1,482)	76,813	(22,328)	69,213
Income tax expense	—	—	—	(2,297)	(2,297)
Income (loss) from continuing operations	$16,210	$(1,482)	$76,813	$(24,625)	66,916
Discontinued operations, net of income tax					(1,336)
Net income					$65,580

(1)             The direct costs of our Investment Porfolio includes the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Production Segments

Segment contribution from our production segments decreased in the three and six months ended June 30, 2006 compared to the same periods in 2005, due primarily to 13.4% and 12.8% decreases, respectively, in loan originations and a reduction in the gain on sale revenue allocation per funding dollar, as narrowing interest margins in 2006 contributed to reduced sales premiums.

As interest rates increased during 2005 and the first half of 2006, the margin compression on new loan originations resulted in a decrease in allocated revenues per loan to our production segments. We expect margins to remain at these compressed levels in the near-term future as the industry adjusts rates on new loan originations to mirror changes in the yield curve.  To address the market revenue compression in order to increase segment contribution, we are introducing new products, continuing the expansion of new origination channels and our geographical footprint, improving our technology throughout the origination cycle, and increasing our pricing transparency with our brokers and we are continuing to implement cost management measures, including pricing and commission changes to reduce the level of premiums paid; increased use of technology including the rollout of our new loan origination system and incentives for on-line submissions; consolidation of our operations centers, as appropriate, and vendor re-structuring.

Wholesale Segment.   Our wholesale segment contribution decreased in the three and six months ended June 30, 2006 compared to the same periods of 2005 due to reduced sales margins and 13.9% and 13.1% reductions in origination volumes for the three and six months ended June 30, 2006.  The industry responded to competitive pressures in an increasing interest rate environment by originating loans with narrower net interest income spreads, which earn reduced sale premiums. Direct expenses increased in the three and six months ended June 30, 2006 to 69.4% and 77.5%, respectively, of total revenue, compared to 50.9% and 57.5% in the same periods in 2005, and reflect higher salary costs related to additional account executives hired to sustain funding volumes in a reduced overall mortgage marketplace. These increased fixed costs are also being spread over a reduced funding volume in 2006.  Higher base salary expenses are partially offset by lower variable loan costs including commissions, as our commission plan was restructured to reduce compensation for narrower margins in the current lending environment.

Retail Segment.   Our retail segment contribution decreased in the three and six months ended June 30, 2006 compared to the same periods in 2005, reflecting 9.5% and 10.7% reductions in origination volumes, respectively.   These decreases resulted from a lower proportion of second lien originations, which typically earn lower sale premiums, as a result of our decision to discontinue the origination of certain second lien products whose market value had been the most severely affected during the second quarter of 2006 as discussed above under “Results of Operations.”  Direct expenses increased in the three and six months ended June 30, 2006 to

92.9% and 103.5%, respectively, of total revenue, compared to 89.9% and 98.1% in the same periods in 2005, and reflect higher salary costs and a lower volume of originations over which to spread fixed costs, partially offset by cost savings from streamlined marketing initiatives and new management to support our initiatives to improve cost efficiencies within the production centers.

Operating Segments

Investment Portfolio.   The Investment Portfolio contribution increased in the three months ended June 30, 2006 compared to the same period in 2005 due to the gains recognized on our derivative contracts in 2006.  For the three months ended June 30, 2006, the impact of our derivatives was $20.3 million more favorable than the comparable period of 2005, which offset the decrease in net interest income after provision for losses earned by our portfolio of loans held for investment.

The Investment Portfolio contribution decreased in the six months ended June 30, 2006 compared to the same period in 2005 due to the decrease in net interest income after provision for losses earned by our portfolio of loans held for investment. The decline is due primarily to a decrease in our average 2006 net interest income margin, partially offset by a higher portfolio balance.

Net interest margin decreased in the three and six months ended June 30, 2006 compared to the same periods of 2005 as our older, higher margin loans prepaid and new loans were added to the portfolio at lower margins.  The margins available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in financing costs for these loans, which are indexed to rising market interest rates.

We anticipate decreased contribution from our Investment Portfolio segment for the remainder of 2006 compared to 2005 due to narrower net interest margins on the loans to be originated in 2006 compared to outstanding portfolio loans expected to prepay, partially offset by forecasted growth of our portfolio to approximately $6.0 billion by the end of 2006.

Corporate.   The direct expenses reported under our corporate segment rose in the three and six months ended June 30, 2006 compared to the same periods in 2005.  The increase in 2006 expenses relate to the implementation of Sarbanes-Oxley Act compliance measures, increased professional service fees, and incremental expenses related to our new loan origination system.

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

•       proceeds from whole loan sales;

•       principal and interest collections relative to the mortgage loans held in inventory; and

•       points and fees collected from the origination of retail and wholesale loans.

We rely on our securitizations as a primary source of liquidity. As of June 30, 2006, we have completed ten securitizations, issuing an aggregate of $8.3 billion of mortgage-backed securities.

The following is a summary of the securitizations issued by series during the year ended December 31, 2005 and the six months ended June 30, 2006:

	FMIT 2005-1	FMIT 2005-2	FMIT 2005-3	FMIT 2006-1
Issue date	Feb 2005	Aug 2005	Nov 2005	Mar 2006
Bonds issued	$729,000	$911,000	$1,094,000	$904,000
Loans pledged	$750,000	$967,000	$1,165,000	$933,000
Bond ratings—Standard and Poor’s	AAA–BBB-	AAA–A+	AAA–A+	AAA–BBB
Bond ratings—Moody’s	Aaa–Baa3	Aaa–Baa2	Aaa–Baa2	Aaa–Baa3
Financing costs—LIBOR plus	0.12% – 2.00%	0.12% – 1.35%	0.12% – 1.45%	0.08% – 2.30%
Weighted average spread over LIBOR	0.40%	0.38%	0.37%	0.32%
Transaction fees	0.36%	0.33%	0.30%	0.32%

On July 6, 2006, we completed our eleventh securitization and issued $779.2 million of mortgage-backed bonds, FMIT Series 2006-2. The non-retained bonds contain similar provisions to our previous securitizations, with Standard and Poor’s ratings between AAA—BBB and Moody’s ratings between Aaa—Baa3.  The bonds bear interest at rates between LIBOR plus 0.09% to LIBOR plus 1.90%.  We expect to incur issuance costs for FMIT Series 2006-2 of approximately $2.6 million that will be deferred and amortized over the estimated life of the bonds.  FMIT Series 2006-2 included a pre-funding, whereby a portion of the collateral pledged to the trust was delivered at the time of the offering, with the remaining collateral to be delivered prior to September 29, 2006.  Approximately $200 million of bond proceeds, which were not collateralized at closing, will be held in escrow by the trustee. According to the terms of the offering, these proceeds held in escrow will be used to purchase qualifying mortgage loans, which will then be used to collateralize the remaining bonds prior to September 29, 2006.  Concurrent with the closing of the offering, we collateralized the bonds with loans held for investment with an aggregate outstanding principle balance of approximately $600 million.

We use our various credit facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within two or three months of origination and pays down these facilities with the proceeds. We issue mortgage-backed securities to pay down those facilities financing our loans held for investment.

The material terms and features of these credit facilities as of June 30, 2006 (in millions):

Lender	Committed	Uncommitted	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Maximum Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Countrywide Warehouse Lending	$75.0	—	August 2006	95%–99.5%	$250.0	17:1	$ N/A
Countrywide Early Purchase Program	—	50.0	Uncommitted	N/A	N/A	N/A	N/A
Credit Suisse First Boston Mortgage Capital	400.0	—	April 2007	91%–95%	400.0	16:1	15.0
Credit Suisse, New York Branch Commercial Paper Facility(2)	600.0	—	July 2006	92.5%	400.0	16:1	15.0
JPMorgan Chase Bank(2)	150.0	—	July 2006	95%–97%	400.0	16:1	20.0
Lehman Brothers Bank	300.0	—	December 2006	91.5%–94.5%	250.0	16:1	15.0
Merrill Lynch Bank USA	300.0	—	November 2006	91%–95%	250.0	17:1	N/A
Subtotal	1,825.0	50.0
Liquid Fundings(1)	—	200.0	Uncommitted	N/A	N/A	N/A	N/A
Lehman Brothers(1)	—	200.0	Uncommitted	N/A	N/A	N/A	N/A
Total	$1,825.0	450.0

(1)             Facilities remain open indefinitely, but may be terminated by either party at any time.

(2)             During July 2006, the maturity date for these facilities were extended until July 2007

Under our warehouse lines and repurchase facilities, interest is payable monthly in arrears and outstanding principal is payable upon receipt of loan sale proceeds or transfer of a loan into a securitization trust. Outstanding principal is also repayable upon the occurrence of certain disqualifying events, which include a mortgage loan in default for a period of time, a repaid mortgage loan, a mortgage loan obtained with fraudulent information or the failure to cure a defect in a mortgage loan’s documentation. Outstanding principal is repayable if the mortgage loan does not close, but had been pledged and funds were advanced. Our warehouse lines and repurchase facilities contain terms mandating principal repayment if a loan remains on the line after a contractual time period from date of funding, or on the maturity date of the facility.  Under these facilities, advances bear interest at annual rates of LIBOR plus an additional percentage that vary depending upon the type of mortgage loans securing the advance. We are also required to pay non-use fees on unused amounts which exceed certain thresholds relating to the average outstanding balance of the facility.  The credit facilities are secured by substantially all of our non-securitized mortgage loans and contain customary financial and operating covenants that require us to maintain specified levels of liquidity and net worth, maintain specified levels of profitability, restrict indebtedness and investments except in certain limited circumstances, restrict our ability to engage in certain mergers, consolidations or substantially change our business, and require compliance with applicable laws. We were in compliance with all of these covenants at June 30, 2006 and December 31, 2005.

In addition to our traditional warehouse lines and credit facilities, in October 2005 one of our wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp. (FMOC), which holds the securities we retain in our securitizations (Retained Securities), entered into two repurchase facilities, each with the uncommitted amount of $200 million and each secured by FMOC’s pledge of the Retained Securities.  The facilities are with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc, and Lehman Brothers Inc. and Lehman Commercial Paper Inc. (together, Lehman Brothers) and remains open indefinitely, but may be terminated by either party at any time, and bear interest at an annual rate of LIBOR plus an additional percentage.  As of June 30, 2006 and December 31, 2005, there was $92.5 million and $148.9 million, respectively, of collective borrowings outstanding under these facilities.

A primary component of our liquidity strategy is to finance our mortgage loans (prior to issuing securities collateralized by the loans held for investment) through a diverse group of lending counterparties and to schedule frequent sales or securitizations of loans so that the average holding period of our inventory of loans generally does not exceed 60 days.

We use our excess cash from operations to reduce the advances on our warehouse lines or repurchase facilities. This process reduces our debt outstanding and the corresponding interest expense incurred, and results in a pool of highly liquid mortgage collateral available to secure borrowings to meet our working capital needs. This pool of available collateral totaled approximately $155 million and $199 million as of June 30, 2006 and December 31, 2005, respectively. We expect to continue to invest our working capital in our portfolio of loans held for investment.

The Board of Directors authorized the repurchase of up to $40 million of outstanding common shares under a stock repurchase program announced on November 28, 2005. As of June 30, 2006, we had repurchased approximately $20.1 million of shares under the plan.

Cash Flows

For the six months ended June 30, 2006, our operations provided $306.6 million in cash compared to $425.5 million for the six months ended June 30, 2005. The decrease in operating cash flows in 2006 as compared to 2005 is due primarily to the decrease in loans sold in the second quarter of 2006 compared to the second quarter of 2005.  Cash used in investing activities was $197.0 million and $642.7 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash used in investing activities in 2006 compared to 2005 primarily relates to the lower volume of loans funded for investment and a larger amount of principal repayments received on loans held for investment as a result of the increase in the portfolio balance in 2006. Investing cash flows, as presented in our condensed consolidated statements of cash flows, will typically be a use of cash because they exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to show the net proceeds from, or repayments of, mortgage financing in our consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Cash flows used in financing activities was $111.5 million in the six months ended June 30, 2006 compared to a source of $194.0 million of cash in the same period of 2005.  The increased use of cash in financing activities in 2006 is due primarily to increased repayments on our securitized financings, including calling FMIT series 2004-1.

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

The following table is a reconciliation of GAAP net income to REIT taxable net income for the six months ended June 30, 2006 and the year ended December 31, 2005:

($ in 000s)	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Consolidated GAAP pre-tax net income	$12.7	$102.9
Plus:
Provision for loan losses in excess of actual charge-offs	0.5	21.5
Variance in recognition of net origination expenses	(0.2)	6.4
Less:
Taxable REIT subsidiary pre-tax net loss (income)	12.0	(9.6)
Mark to market valuation changes on derivatives	(0.7)	(9.0)
Miscellaneous other	0.7	(7.2)
Estimated REIT taxable income	$25.0	$105.0

Estimated REIT taxable income for the six months ended June 30, 2006 and the year ended December 31, 2005 is subject to change until we file our REIT federal tax return.

We have experienced negative treads during the first six months of 2006 of net interest margins on new loans, prepayment fees received on older vintage loans and delinquencies and losses on loans originated in more recent vintages in 2005 and 2006 which could negatively affect our REIT taxable income.

Commitments and Contingencies

(a)      Loan Commitments

At June 30, 2006 and December 31, 2005, we had origination commitments outstanding to fund approximately $468 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages, which are fixed for the initial two to three year term of the loan, comprised 99.8% and 97.0%, respectively, of the outstanding origination commitments. We had forward delivery commitments to sell approximately $0.7 billion and $1.3 billion of loans and forward contracts at June 30, 2006 and December 31, 2005, respectively, of which $21.8 million and $26.6 million, respectively, were mandatory sales of mortgage-backed securities and mandatory investor whole loan trades. At June 30, 2006 and December 31, 2005, we had a commitment to sell $460 million and $580 million, respectively, of treasury note forward contracts, used to economically hedge the interest rate risk of its non-conforming loans.

(b)      Legal Matters

For a discussion of certain material legal proceedings that we are involved in, see Part II, Item 1of this Quarterly Report on Form 10-Q.  Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending and consumer protection laws, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. We are also subject to other legal proceedings in the ordinary course of business related to employee matters. All of these ordinary course proceedings, individually and taken as a whole, are not expected to have a material adverse effect on our business, financial condition or results of operations.

Other Operational and Investment Portfolio Data

Loan Fundings

The following table indicates our total loan fundings of loans held for investment and loans held for sale for the three and six months ended June 30, 2006 and 2005:

($ in 000s)	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total
Mortgage Loan Fundings:
Wholesale	$1,263,911	87%	$1,468,307	73%	$2,124,434	82%	$2,444,212	70%
Retail	196,106	13%	216,695	11%	346,902	13%	388,651	11%
Discontinued operations	—	—	330,005	16%	127,797	5%	637,996	19%
Total Fundings	$1,460,017	100%	$2,015,007	100%	$2,599,133	100%	$3,470,859	100%

Loan fundings decreased to $1.5 billion and $2.6 billion, respectively, in the three and six months ended June 30, 2006 compared to $2.0 billion and $3.5 billion, respectively, for the three and six months ended June 30, 2005. The decrease in loan fundings was due primarily to a rising interest rate environment and mortgage originator price and credit competition, triggered in part by a decline in the overall mortgage market.  In 2006, we expect non-conforming fundings to be approximately $5.0 billion to $6.0 billion.

Originated Non-Conforming Loan Characteristics

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the three months ended June 30, 2006:

Income Documentation

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$572,643	40.4%	8.4%	620	$116	85.6%	94.0%
Stated Income Wage Earner	407,748	28.8%	8.7%	678	170	87.1%	96.7%
Stated Income Self Employed	268,095	18.9%	8.7%	666	195	86.0%	95.4%
24 Month Bank Statements	30,774	2.2%	8.2%	631	176	85.6%	93.8%
12 Month Bank Statements	133,984	9.4%	8.4%	638	188	86.6%	96.1%
Limited Documentation	3,558	0.3%	8.5%	616	187	81.7%	87.1%
Total	$1,416,802	100.0%
Weighted Average/Average			8.5%	647	$148	86.2%	95.2%

Credit Score

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$30,367	2.1%	9.8%	535	$141	78.5%	81.1%	80.4%
550 – 599	214,658	15.2%	8.8%	582	120	84.9%	91.8%	79.1%
600 – 649	526,825	37.2%	8.5%	627	136	85.7%	95.5%	49.3%
650 – 699	441,563	31.2%	8.4%	672	166	87.1%	96.8%	19.8%
700 or greater	203,389	14.3%	8.3%	731	188	88.0%	96.9%	15.6%
Total	$1,416,802	100.0%
Weighted Average/Average			8.5%	647	$148	86.2%	95.2%	40.4%

Product Type

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$335,276	23.7%	8.7%	624	151	84.2%	93.2%	51.5%
2/28 LIBOR ARM IO	507,652	35.8%	8.0%	669	324	86.0%	97.3%	20.4%
3/27 LIBOR ARM	13,103	0.9%	8.2%	633	139	82.6%	90.1%	74.9%
3/27 LIBOR ARM IO	31,633	2.2%	7.6%	666	310	85.0%	95.8%	47.8%
5/25 Treasury ARM IO	17,502	1.2%	7.7%	668	330	84.7%	93.4%	43.4%
5/25 Treasury ARM	6,642	0.5%	7.9%	634	180	80.9%	87.7%	64.0%
Fixed Rate	127,658	9.0%	8.1%	642	135	80.8%	89.2%	70.9%
Fixed Rate IO	10,602	0.8%	8.1%	654	272	83.0%	94.6%	63.5%
6 month LIBOR ARM	1,027	0.1%	8.7%	691	205	83.1%	94.1%	11.8%
6 month LIBOR ARM IO	1,241	0.1%	8.5%	643	310	79.9%	88.3%	0.0%
2nd Liens	149,191	10.5%	11.1%	653	42	99.3%	99.3%	37.7%
2/38 LIBOR ARM	207,267	14.6%	8.3%	626	219	84.8%	95.1%	49.1%
3/37 LIBOR ARM	8,008	0.6%	8.5%	639	195	86.1%	94.8%	55.3%
Total	$1,416,802	100.0%
Weighted Average/Average			8.5%	647	$148	86.2%	95.2%	40.4%

Cost to Produce

Cost to produce is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of cost to produce provides useful information to investors regarding financial performance because this measure includes additional costs to originate mortgage loans, both recognized when incurred and deferred costs, which are not included in total expenses under GAAP. In addition, the production segments’ cost to produce includes the allocation of the direct expenses of the operating segments, which include corporate home office costs and investment portfolio management costs. The presentation of cost to produce is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.  The following discussion includes the cost to produce from our Wholesale, Retail, Corporate and Investment Portfolio segments, and excludes the results of our discontinued conforming segments.

As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the three and six months ended June 30, 2006 and 2005:

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total expenses	$32,487	$29,050	$66,246	$58,938
Deferred origination costs	9,774	11,632	16,280	19,694
Servicing costs—internal and external	(3,312)	(2,505)	(6,567)	(5,823)
Total operating costs	38,949	38,177	75,959	72,809
Premiums paid, net of fees collected	(1,330)	1,596	(2,728)	2,188
Cost to produce*	$37,619	39,773	73,231	74,997

Mortgage loan fundings:
Wholesale	$1,263,911	$1,468,307	$2,124,434	$2,444,212
Retail	196,106	216,695	346,902	388,651
Mortgage loan fundings*	$1,460,017	$1,685,002	$2,471,336	$2,832,863

Cost to produce as % of mortgage loan fundings:
Total expenses	2.23%	1.72%	2.68%	2.08%
Deferred origination costs	0.67%	0.69%	0.66%	0.70%
Servicing costs—internal and external	(0.23)%	(0.14)%	(0.27)%	(0.21)%
Total operating costs	2.67%	2.27%	3.07%	2.57%
Premiums paid, net of fees collected	(0.09)%	0.09%	(0.11)%	0.08%
Cost to produce as % of mortgage loan fundings	2.58%	2.36%	2.96%	2.65%

Segment cost to produce as % of mortgage loan fundings:
Wholesale	2.49%	2.28%	2.83%	2.52%
Retail	3.32%	3.03%	3.90%	3.52%

*       Excludes cost to produce and mortgage loan fundings relating to discontinued operations.

Our cost to produce increased in the three and six months ended June 30, 2006 from the same period in the prior year due primarily to (i) an increased allocation of fixed costs as a result of lower funding volumes, (ii) an increase in home office costs as a percent of volume due to the disposal of the conforming division in the six months ended June 30, 2006 and the related reduction in 2006 total loan volume, (iii) increased salaries related to additional account executives and loan officers hired to maintain market share and non-conforming loan origination volume in a flat origination environment, and (iv) the cost of implementing our new loan origination system.

These increases were partially offset by a lower commission structure in response to narrower market interest spreads, combined with cost reductions realized through aggressive vendor sourcing.  We expect our cost to produce to decrease throughout the remainder of 2006 due primarily to expected higher loan origination volume, and our cost management program.  Key components of the cost management program include:

•                  Branch consolidation: consolidation of operations centers, as appropriate, while maintaining geographic market coverage;

•                  Roll-out of new loan origination software: Resulting efficiencies in the staffing levels required to process, underwrite, and fund loans;

•                  Pricing and commission initiatives to reduce the level of premiums paid and maximize revenue;

•                  Focus on technology: Expand development of on-line submissions, virtual offices, and “paperless” transactions; and

•      Vendor re-structuring.

Investment Portfolio

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of June 30, 2006:

Income Documentation

($ in 000s)	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,559,551	44.9%	7.6%	618	$154	82.3%	91.7%
Stated Income Wage Earner	1,210,927	21.3%	7.7%	676	224	80.8%	94.0%
Stated Income Self Employed	1,359,711	23.9%	7.6%	686	211	80.6%	95.0%
24 Month Bank Statements	178,214	3.1%	7.5%	626	226	83.8%	91.4%
12 Month Bank Statements	362,987	6.4%	7.7%	632	221	82.8%	93.1%
Limited Documentation	23,501	0.4%	7.6%	637	193	80.0%	93.3%
Total	$5,694,891	100.0%
Weighted Average/Average			7.6%	648	$184	81.6%	93.1%

Credit Score

($ in 000s)	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$269,833	4.7%	8.9%	532	$129	79.9%	81.3%	82.6%
550 – 599	905,477	15.9%	8.1%	578	150	81.7%	87.3%	76.0%
600 – 649	1,663,538	29.2%	7.5%	625	182	82.1%	92.3%	63.3%
650 – 699	1,857,679	32.7%	7.4%	673	214	81.8%	96.0%	23.3%
700 or greater	998,364	17.5%	7.4%	730	195	80.9%	97.2%	16.2%
Total	$5,694,891	100.0%
Weighted Average/Average			7.6%	648	$184	81.6%	93.1%	44.9%

Product Type

($ in 000s)	Aggregate Principal Balance	Percent of Mortgage Pool	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,850,880	32.5%	8.1%	619	$142	81.9%	91.2%	56.5%
2/28 LIBOR ARM IO	2,773,662	48.7%	7.3%	665	260	82.5%	94.9%	34.2%
3/27 LIBOR ARM	197,978	3.5%	7.5%	624	131	82.0%	90.4%	64.6%
3/27 LIBOR ARM IO	332,886	5.8%	7.0%	662	239	81.9%	92.6%	45.0%
5/25 Treasury ARM	25,845	0.4%	6.9%	649	172	78.4%	84.9%	65.8%
5/25 Treasury ARM IO	72,020	1.2%	6.7%	671	277	81.8%	90.3%	60.2%
Fixed Rate	242,968	4.3%	7.9%	633	134	79.1%	89.2%	70.5%
Fixed Rate IO	38,505	0.7%	7.5%	662	239	81.1%	92.0%	57.8%
6 Month LIBOR ARM	428	0.0%	8.6%	689	143	80.0%	83.7%	44.0%
6 Month LIBOR ARM IO	4,000	0.1%	8.0%	683	200	80.9%	93.5%	15.2%
2nd Liens	86,453	1.5%	10.2%	719	51	53.6%	99.5%	10.8%
2/38 LIBOR ARM	61,955	1.1%	8.4%	649	248	82.9%	91.7%	29.8%
3/37 LIBOR ARM	3,679	0.1%	9.4%	642	230	85.6%	93.5%	52.9%
40 Year Fixed	3,632	0.1%	8.4%	610	145	78.2%	87.5%	87.0%
Total	$5,694,891	100.0%
Weighted Average/Average			7.6%	648	$184	81.6%	93.1%	44.9%

Core Financial Measures

Core Net Income and Core Earnings Per Share

Core net income and core earnings per share are non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of core net income and core earnings per share provides useful information to investors regarding financial performance because this measure excludes the non-cash mark to market gains or losses on interest rate swap and cap agreements. The presentation of core net income and core earnings per share is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

As required by Regulation G, a reconciliation of net income and earnings per share in the condensed consolidated statements of operations, presented in accordance with GAAP, to core net income and core earnings per share is provided below for the three and six months ended June 30, 2006 and 2005:

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Core net income:
Net income	$3,805	$23,826	$16,733	$65,580
Less: Mark to market (gain) loss on portfolio derivatives included in “Other income (expense) — portfolio derivatives”
Mark to market interest rate swaps	1,024	11,788	(870)	(8,770)
Mark to market interest rate cap	—	299	—	229
Total mark to market on portfolio derivatives	1,024	12,087	(870)	(8,541)
Less: Amortization of interest rate swap buydown payments	(781)	—	(1,648)	—
Core net income	$4,048	$35,913	$14,215	$57,039

($ in 000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Core earnings per share:
Net income	$3,805	$23,826	$16,733	$65,580
Nonvested restricted stock dividends	(97)	(176)	(175)	(176)
Net income available to common shareholders	3,708	23,650	16,558	65,404
Less: Mark to market (gain) loss on portfolio derivatives	1,024	12,087	(870)	(8,541)
Amortization of interest rate swap buydown payments	(781)	—	(1,648)	—
Core net income available to common shareholders	$3,951	$35,737	$14,040	$56,863

Earnings per share — basic and diluted	$0.08	$0.49	$0.35	$1.35
Core earnings per share — basic and diluted	$0.08	$0.74	$0.29	$1.17

Weighted average common shares outstanding — basic and diluted	47,677,853	48,462,126	47,974,272	48,462,057

The decrease in core net income during the three and six months ended June 30, 2006 compared to the same periods in 2005 was due primarily to decreased funding volumes, decreased sales premiums due to decreased net interest spread available on new loans, decreased core net interest income on loans held for investment as higher margin portfolio loans prepaid and new loans were added to the portfolio at lower margins, and the charge to reduce second lien loans held for sale to the lower of cost or market value as of June 30, 2006.

Core Net Interest Income and Margin

Core net interest income after provision for loan losses is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of core net interest income after provision for loan losses provides useful information to investors because this measure includes the effect of the net cash settlements on existing derivative agreements economically hedging the variable rate debt financing the portfolio of mortgage loans and the net cash settlements to terminate those derivatives prior to maturity. Core net interest income after provision for loan losses does not include the net cash settlements to terminate derivative agreements related to loans ultimately sold. The presentation of core net interest income after provision for loan losses is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

As required by Regulation G, a reconciliation of net interest income after provision for loan losses in the condensed consolidated statements of operations, presented in accordance with GAAP, to core net interest income after provision for loan losses is provided below for the three and six months ended June 30, 2006 and 2005:

($ in 000s)	2006	2005	2006	2005
Core net interest income after provision for loan losses:
Net interest income after provision for loan losses	$20,789	$39,415	$45,589	$82,444
Plus: Net cash settlements received (paid) on portfolio derivatives included in “Other income (expense) — portfolio derivatives	11,845	2,655	22,109	2,369
Less: Amortization of interest rate swap buydown payments	(781)	—	(1,648)	—
Core net interest income after provision for loan losses	$31,853	$42,070	$66,050	$84,813

Interest income loans held for investment	$100,440	$80,574	$195,553	$163,410

Interest expense loans held for investment	77,589	41,773	146,505	80,381
Plus: Net cash settlements received (paid) on portfolio derivatives	(11,845)	(2,655)	(22,109)	(2,369)
Plus: Amortization of interest rate swap buydown payments	781	—	1,648	—
Core interest expense — loans held for investment	66,525	39,118	126,044	78,012
Core net interest income loans held for investment	33,915	41,456	69,509	85,398
Provision for loan losses loans held for investment	5,466	6,863	10,859	11,357
Core net interest income loans held for investment after provision for loan losses	28,449	34,593	58,650	74,041

Net interest income loans held for sale	3,404	7,477	7,400	10,772
Core net interest income after provision for loan losses	$31,853	$42,070	$66,050	$84,813

	2006	2005	2006	2005
Core yield analysis:
Core yield analysis — loans held for investment:
Coupon interest income on loans held for investment	7.21%	6.65%	7.14%	6.66%
Amortization of deferred origination costs	(0.44)%	(0.46)%	(0.47)%	(0.45)%
Prepayment fees	0.37%	0.75%	0.39%	0.65%
Yield on loans held for investment	7.14%	6.94%	7.06%	6.86%

Cost of financing for loans held for investment	5.63%	3.70%	5.40%	3.48%
Net cash settlements (received) paid on portfolio derivatives	(0.86)%	(0.23)%	(0.81)%	(0.10)%
Amortization of interest rate swap buydown payments	0.06%	0.00%	0.06%	0.00%
Core cost of financing for loans held for investment	4.83%	3.47%	4.65%	3.38%

Net yield on loans held for investment	1.63%	3.34%	1.77%	3.49%
Net cash settlements received (paid) on portfolio derivatives	0.84%	0.23%	0.80%	0.10%
Amortization of interest rate swap buydown payments	(0.06)%	0.00%	(0.06)%	0.00%
Core net yield on loans held for investment	2.41%	3.57%	2.51%	3.59%
Provision for loan losses — loans held for investment	(0.39)%	(0.59)%	(0.39)%	(0.48)%
Core yield on loans held for investment after provision for loan losses	2.02%	2.98%	2.12%	3.11%

Core yield analysis — loans held for sale:
Yield on loans held for sale	8.53%	7.25%	8.26%	7.43%
Cost of financing for loans held for sale	5.84%	4.11%	5.41%	4.11%
Net yield on loans held for sale	4.15%	4.22%	4.50%	4.67%

Total core yield analysis
Total yield — net interest income after provision for loan losses	1.40%	2.95%	1.56%	3.16%
Net cash settlements received (paid) on portfolio derivatives	0.79%	0.20%	0.75%	0.09%
Amortization of interest rate swap buydown payments	(0.05)%	0.00%	(0.06)%	0.00%
Core yield — net interest income on loans held for sale and loans held for investment after provision for loan losses	2.14%	3.15%	2.25%	3.25%

Core net interest margin in the three and six months ended June 30, 2006 was lower than the same periods in 2005 due to the lower net interest spreads available on new loans added to the portfolio throughout the twelve months ended June 30, 2006, as older loans economically hedged with lower rate swaps prepaid and were replaced with new loans with coupons that had not increased to the same extent as the increase in our financing costs, including the higher than current interest rate swaps.

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

As required by Regulation G, a reconciliation of equity and portfolio leverage, presented in accordance with GAAP, to core equity and core portfolio leverage are provided below as of June 30, 2006 and December 31, 2005:

($ in 000s)	June 30, 2006	December 31, 2005
Core equity:
Equity balance at period end	$483,696	$526,643
Less: Cumulative mark to market (gain) loss on portfolio derivatives included in “Other income (expense) — portfolio derivatives”	(26,983)	(26,113)
Less: Cumulative amortization of interest rate swap buydown payments	(2,402)	(755)
Core equity balance at period end	$454,311	$499,775

Portfolio debt (warehouse financing — loans held for investment and securitization financing)	$5,488,992	$5,377,327
Portfolio leverage (portfolio debt to equity)	11.3:1	10.2:1
Core portfolio leverage (portfolio debt to core equity)	12.1:1	10.8:1

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (FIN No. 48).  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  We will adopt FIN No. 48, as applicable, beginning in fiscal year 2007.  Management is currently assessing the impact that the implementation of FIN No. 48 may have on its results of operations, statements of condition or cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting For Servicing of Financial Assets — an amendment of FASB Statement No. 140,” (Statement No. 156).  Statement No. 156 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (Statement No. 140), with respect to the accounting for separately recognized servicing rights.  Statement No. 156 requires an entity to initially recognize, at fair value, a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.  In addition, Statement No. 156 permits the subsequent measurement of servicing assets and servicing liabilities using the fair value method or the amortization method as prescribed under Statement No. 140.  Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We will adopt Statement No. 156, as applicable, beginning in fiscal year 2007.  Management believes that the implementation of Statement No. 156 will not have a material effect on its results of operations, statements of condition or cash flows.

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

In December 2005, the FASB issued Staff Position 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk,” (FSP 94-6-1).  FSP 94-6-1 clarifies that loan products that expose an originator, holder, investor, guarantor or servicer to an increased risk of non-payment or not realizing the full value of the loan, such as non-traditional loan products, may result in a concentration of credit risk as defined in Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (Statement No. 107).  FSP 94-6-1 also emphasizes the requirement to assess the adequacy of disclosures for all lending products (including both secured and unsecured loans) and the effect of changes in market or economic conditions on the adequacy of those disclosures. The guidance under FSP 94-6-1 is effective for interim and annual reporting periods ending on or after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of Statement No. 107 should be provided for all periods presented.  The adoption of FSP 94-6-1 has not had a significant impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (Statement No. 123R), requiring, among other things, that the compensation cost of stock options and other equity-based compensation issued to employees, which cost is based on the estimated fair value of the awards on the grant date, be reflected in the income statement over the requisite service period. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB No. 107).  SAB No. 107 expresses the views of the SEC regarding Statement No. 123R and certain rules and regulations and provides the SEC’s view regarding the valuation of share-based payment arrangements for public companies.  In April 2005, the SEC amended the compliance dates for Statement No. 123R to the beginning of the next fiscal year after June 15, 2005.  In November 2003, we adopted the fair value method of accounting for grants of stock options and restricted stock as prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the award’s vesting period.  We adopted Statement No. 123R and SAB No. 107 as of January 1, 2006, which resulted in a change in the accounting for unearned compensation whereby the balance of unearned compensation as of December 31, 2005, and all subsequent unearned compensation transactions were recorded to additional paid-in capital on the consolidated statements of condition. The implementation of Statement No. 123R and SAB No. 107 has not had a material effect on our results of operations, statements of condition or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2006, we were not a party to any off-balance sheet arrangements.

Effect of Inflation

Inflation affects us most significantly in the effect it has on interest rates and real estate values. Our level of loan originations is affected by the level and trends of interest rates. Interest rates normally increase during periods of high inflation (or in periods, such as now, when the Federal Reserve Bank raises short-term interest rates in an attempt to prevent inflation) and decrease during periods of low inflation. In addition, inflation of real estate values increases the equity homeowners have in their homes and increases the volume of refinancing loans we can originate as borrowers draw down on the increased equity in their homes. We believe that real estate inflation will improve the performance of the loans originated by us in the past, reducing delinquencies and defaults, as borrowers protect or borrow against the equity in their homes.

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

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. We are subject to interest rate risk because the interval for re-pricing of the assets and liabilities is not matched. An increase or decrease in interest rates would affect our net interest income and the fair value of our mortgage loans as well as the related financing. We employ hedging strategies to manage the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause our cash flows or the value of our assets to decline and to result in losses when movements in interest rates cause our cash flows and/or the value of our assets to increase.

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

Effects of Interest Rate Volatility

Changes in interest rates impact our earnings and cash flows in several ways. Interest rate changes can affect our net interest income on our hybrid mortgages held for investment (net of the cost of financing these assets). We estimate the duration of our hybrid loans in our investment portfolio and our policy is to economically hedge the financing of the loans during the period in which the loans are paying a fixed coupon, while being financed with floating rate debt indexed to LIBOR. During an increasing interest rate environment, our assets may prepay more slowly than expected, requiring us to finance a higher amount of fixed assets with floating rate debt at higher interest rates than originally anticipated, resulting in a decline in our net return. In order to manage our exposure to changes in the prepayment speed of our hybrid loan assets, we regularly monitor the portfolio balance, revise the amounts anticipated to be outstanding in future periods, and adjust the notional balance of our hedging derivatives to mitigate this risk.

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

If interest rates decline, the rate of prepayment on our mortgage assets may increase during the expected two to three year initial life of our loans held for investment. Increased prepayments would cause us to amortize the deferred origination costs of our mortgage assets faster, resulting in a reduced yield on our mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, our earnings may be adversely affected.

Conversely, if interest rates rise, the rate of prepayment on our mortgage assets during the initial fixed pay period of the assets’ life may decrease. Decreased prepayments would cause us to amortize the deferred origination costs of our ARM assets over a longer time period, resulting in an increased yield on our mortgage assets.

ITEM 4.                   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of June 30, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the three month period ended June 30, 2006 that had a material effect or could materially affect the internal control over financial reporting.

PART II — OTHER INFORMAITON

ITEM 1.                    LEGAL PROCEEDINGS.

In addition to the proceedings discussed below, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation and quiet title actions and alleged statutory and regulatory violations. Our management believes that any liability with respect to these various legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial position.

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed naming Fieldstone Mortgage in the Northern District of Illinois (Eastern Division) alleging violations of the Fair Credit Reporting Act (“FCRA”).  The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. Specifically, Plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines for providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailing in the event that the violation is deemed willful.  In July 2006, Plaintiff filed a motion for class certification.  This action is currently in the discovery stage.

Due to the uncertain nature of the litigation at this time, we are unable to estimate the probable outcome of this matter.  While we intend to continue to vigorously defend this claim and believe we have meritorious defenses available, there can be no assurance the Company will prevail and that an adverse outcome would not have a material effect on the Company’s results of operations.

Arredondo Litigation:

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief. We filed our answer denying all relevant claims on August 25, 2004. In addition, we filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes. Plaintiffs filed a response to our motion to dismiss, sever or in the alternative, bifurcate, and on April 18, 2005, our motion to dismiss was denied.  On December 27, 2005, one of the named Plaintiffs, Berinda Arredondo, requested and was dismissed from the litigation.  The discovery cutoff date was May 31, 2006.

Due to the uncertain nature of this litigation at this time, we are unable to estimate the probable outcome of this matter.  The plaintiffs in this matter have not specified damages sought and therefore we are unable to estimate potential exposure.

Bass Litigation:

On May 24, 2004, all of our former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against us, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in our financial statements with respect to this claim.  On October 28, 2005, we served a cross claim against KPMG. Our cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the

November 13, 2003 balance sheet was improper and that due to this improper withdrawal we suffered damages.  In addition, the cross claim asserts that in the event the Former Shareholders prevail in their suit, KPMG negligently advised us regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit.  On June 26, 2006, the Former Shareholders filed their Third Amended Petition in which they assert an alternative claim against KPMG for damages.  This litigation is still in the discovery stage.  A trial date is currently set for October 9, 2006.

We intend to vigorously defend against the claim made by the Former Shareholders. If we ultimately are unsuccessful in defending this matter, we could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation.  The impact of any payment on the Company’s financial statements will be dependent upon the actual facts and circumstances surrounding such an outcome.

Hill Litigation:

Hill, et al. v. Fieldstone Mortgage Company, et al. is a class action filed on January 16, 2002 in the Circuit Court for Baltimore City by plaintiffs, who are two individuals who obtained a second mortgage loan from Fieldstone Mortgage in 1998, in the amount of $28,000, secured by their residence, against Fieldstone Mortgage and ten other mortgage lenders that plaintiffs contend are or were the assignees of second mortgage loans in Maryland made by Fieldstone Mortgage. The lawsuit alleges, among other things, that (i) the defendants violated the Maryland Second Mortgage Loan Law, or SMLL, by failing to obtain the necessary license to provide a second mortgage loan and by charging fees unauthorized by the SMLL, and (ii) the defendants violated the Maryland Consumer Protection Act by engaging in conduct contrary to the provisions of the SMLL. The plaintiffs seek a declaratory judgment that their mortgage contract is illegal and, therefore, that they do not need to honor their obligation to repay the second mortgage loan. The plaintiffs also seek monetary damages in the amount of $300,000. Fieldstone Mortgage, and each of the other defendants, filed motions to dismiss asserting that, among other things, the plaintiffs’ claims are barred by the applicable three-year statute of limitations, the plaintiffs’ failed to properly plead a claim under the Maryland Consumer Protection Act, and the plaintiffs’ request for a judicial declaration that their mortgage contract is illegal is not a remedy available under either Maryland statutory or common law. The circuit court heard oral arguments on the motions to dismiss in January 2003. To date, the court has not ruled on this motion. This lawsuit was consolidated with 14 other class actions with identical claims against other mortgage lenders. No motion for class certification has yet been filed in this case. On March 30, 2006, the court held a status conference with regard to this matter. The court requested supplemental briefings on the outstanding issues from the parties.  Oral argument on the outstanding issues was heard on July 26, 2006.

Due to the inherent uncertainties of the judicial process, we are unable to predict the outcome of this matter.  While we intend to continue to vigorously defend this claim and believe we have meritorious defenses available to us, there can be no assurance we will prevail.

For more information on our other material legal proceedings, see our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

ITEM 1A.           RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except as follows:

The failure to prevail in our litigation with our former shareholders could have a negative effect on our liquidity.

On May 24, 2004, certain of our former shareholders prior to the closing of the 144A Offering, filed a lawsuit against us alleging that they are entitled to an additional post-closing redemption price payment of between $15.8 million and $19.8 million. These shareholders’shares were redeemed following the closing of the 144A Offering, for approximately $186.3 million. On June 14, 2004, we filed our answer generally denying all of the allegations in the complaint. The Redemption Agreement between the redeemed shareholders and us required us to adjust the redemption price we paid to the redeemed shareholders based on our November 13, 2003 balance sheet, as audited by KPMG LLP (KPMG). On January 12, 2004, KPMG issued an independent auditors’ report of our November 13, 2003 balance sheet. Based on the November 13, 2003 balance sheet and the terms of the Redemption Agreement, we paid an additional $1.8 million to the redeemed shareholders on February 18, 2004, for a total adjusted redemption price of $188.1 million. The lawsuit alleges that our November 13, 2003 balance sheet should have included a deferred tax asset that, if included, would have increased our net worth on November 13, 2003. The lawsuit also alleges that the redeemed shareholders are entitled to an increase in the redemption price if our November 13, 2003 balance sheet is revised to include the deferred tax asset. On April 20, 2004, following notification by the redeemed shareholders of their dispute concerning our November 13, 2003 balance sheet, KPMG advised that their January 12, 2004 independent auditors’ report of our November 13, 2003 balance sheet should no longer be relied upon. On September 9, 2004, in its response to a request for disclosure from the plaintiffs, KPMG stated, among other things, that it had determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our November 13, 2003 balance sheet. On October 28, 2005, we served a cross claim against KPMG asserting, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal we suffered damages. On June 26, 2006, the former shareholders filed their Third Amended Petition in which they assert an alternative claim against KPMG for damages.   If we ultimately are unsuccessful defending the shareholder suit, we could be required to pay to the redeemed shareholders an amount in excess of $19.0 million, plus any potential interest or third-party costs associated with the litigation, which at such time could have an adverse effect on our liquidity. The impact of any payment on our financial statements will be dependent upon the actual facts and circumstances surrounding such an outcome.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the second quarter of 2006 (dollars in thousands, except per share data):

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

May 1 – May 31, 2006	1,632,000	$10.28	1,632,000	$19,877

(1)             No shares were repurchased during the months of April and June 2006.

(2)             The Board of Directors authorized the repurchase of up to $40 million of outstanding common shares under a stock repurchase program announced on November 28, 2005. Subject to applicable federal and state securities laws and Maryland General Corporation Law, purchase decisions will be taken based upon market conditions and other factors. Purchases may be made from time to time through December 31, 2006 in the open market at prevailing market prices or through negotiated private transactions, at management’s discretion, subject to our standard policies on trading periods, including “black-out” periods related to the public announcement of earnings.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on June 1, 2006, the stockholders voted on the following matters:

1.  Elected the persons named below to the Board of Directors by the following votes (representing all members of our Board of Directors):

Name of Nominee	Number of Votes Cast For	Number of Votes Withheld
Thomas D. Eckert	42,651,851	2,547,719
David S. Engelman	42,665,541	2,534,029
Celia V. Martin	42,577,276	2,622,294
Jonathan E. Michael	41,397,733	3,801,837
David A. Schoenholz	42,659,081	2,540,489
Michael J. Sonnenfeld	42,623,682	2,575,888
Jeffrey R. Springer	42,656,249	2,543,321

2.    Ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 by a vote of 45,057,363 FOR; 113,794 AGAINST; and 28,313 ABSTENTIONS.

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

FIELDSTONE INVESTMENT CORPORATION
(registrant)

Dated August 14, 2006	By:	/s/ Michael J. Sonnenfeld
Michael J. Sonnenfeld
President and Chief Executive Officer

Dated August 14, 2006	By:	/s/ Nayan V. Kisnadwala
Nayan V. Kisnadwala Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)

Amendment No. 2 dated as of April 10, 2006 by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and JPMorgan Chase Bank, N.A. to 4/04 Amended and Restated Senior Secured Credit Agreement dated as of April 21, 2004, as amended.

10.2(2)

Amendment No. 6 dated as of April 24, 2006 by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Merrill Lynch Bank USA to that certain Master Repurchase Agreement dated as of November 12, 2004, as amended.

10.3(2)

Amendment No. 3 dated as of April 27, 2006 by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and Credit Suisse First Boston Mortgage Capital LLC to the Second Amended and Restated Master Repurchase Agreement dated as of March 31, 2005, as amended.

10.4(3)

Amendment No. 3 dated as of June 13, 2006 by and among Fieldstone Investment Corporation, Fieldstone Mortgage Company and JPMorgan Chase Bank, N.A. to 4/04 Amended and Restated Senior Secured Credit Agreement dated as of April 21, 2004, as amended.

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

(1)             Incorporated by reference to the registrant’s Form 8-K filed with the SEC on April 13, 2006.

(2)             Incorporated by reference to the registrant’s Form 8-K filed with the SEC on April 28, 2006.

(3)             Incorporated by reference to the registrant’s Form 8-K filed with the SEC on June 15, 2006.