Form 10-Q
period 2006-09-30
FIELDSTONE INVESTMENT CORP
filed 2006-11-14
CIK 1271831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of Common Stock outstanding as of November 1, 2006: 46,904,485

i

PART I

ITEM 1. FINANCIAL STATEMENTS.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Condition

September 30, 2006 and December 31, 2005

(Unaudited, in thousands, except share data)

	September 30, 2006	December 31, 2005
Assets
Cash	$26,470	$33,536
Restricted cash	5,307	7,888
Mortgage loans held for sale, net	243,465	594,269
Mortgage loans held for investment	5,919,222	5,570,415
Allowance for loan losses—loans held for investment	(64,034)	(44,122)

Mortgage loans held for investment, net	5,855,188	5,526,293

Accounts receivable	35,183	7,201
Accrued interest receivable	35,656	29,940
Trustee receivable	91,885	130,237
Prepaid expenses and other assets	14,202	16,200
Real estate owned	47,382	14,997
Derivative assets	15,740	35,223
Deferred tax asset	16,036	17,679
Furniture and equipment, net	9,025	10,151

Total assets	$6,395,539	$6,423,614

Liabilities and shareholders’ equity
Warehouse financing—loans held for sale	$205,812	$434,061
Warehouse financing—loans held for investment	1,011,821	378,707
Securitization financing	4,684,087	4,998,620
Reserve for losses—loans sold	25,205	35,082
Dividends payable	15,948	26,689
Accounts payable, accrued expenses and other liabilities	29,273	23,812

Total liabilities	5,972,146	5,896,971

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Common stock $0.01 par value; 90,000,000 shares authorized; 46,904,485 and 48,513,985 shares issued as of September 30, 2006 and December 31, 2005, respectively	469	485
Paid-in capital	473,966	493,603
Accumulated (deficit) earnings	(51,042)	37,093
Unearned compensation	—	(4,538)

Total shareholders’ equity	423,393	526,643

Total liabilities and shareholders’ equity	$6,395,539	$6,423,614

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (As restated- see Note 1 (g))	2006	2005 (As restated- see Note 1 (g))
Revenues:
Interest income:
Loans held for investment	$107,081	$84,940	$302,634	$248,350
Loans held for sale	7,399	7,677	20,991	24,810

Total interest income	114,480	92,617	323,625	273,160

Interest expense:
Loans held for investment	87,163	54,361	233,668	134,742
Loans held for sale	4,069	3,721	10,261	10,082

Total interest expense	91,232	58,082	243,929	144,824

Net interest income	23,248	34,535	79,696	128,336

Provision for loan losses—loans held for investment	28,035	11,045	38,894	22,402

Net interest (expense) income after provision for loan losses	(4,787)	23,490	40,802	105,934
Gains on sales of mortgage loans, net	3,393	19,439	15,641	53,941
Other (expense) income—portfolio derivatives	(13,755)	15,630	9,224	26,540
Fees and other (expense) income	(451)	478	(676)	773

Total revenues	(15,600)	59,037	64,991	187,188

Expenses:
Salaries and employee benefits	18,553	18,781	58,588	54,204
Occupancy	2,481	1,703	6,165	4,998
Depreciation and amortization	1,159	922	3,089	2,474
Servicing fees	2,730	2,208	8,022	6,555
General and administration	8,290	8,097	23,595	22,418

Total expenses	33,213	31,711	99,459	90,649

(Loss) income from continuing operations before income taxes	(48,813)	27,326	(34,468)	96,539
Provision for income tax benefit (expense)	3,794	(3,763)	7,827	(6,060)

(Loss) income from continuing operations	(45,019)	23,563	(26,641)	90,479
Discontinued operations, net of income tax (Note 7)	—	(538)	(1,645)	(1,874)

Net (loss) income	$(45,019)	$23,025	$(28,286)	$88,605

(Loss) earnings per share of common stock-basic and diluted:
Continuing operations	$(0.97)	$0.48	$(0.57)	$1.86
Discontinued operations	—	(0.01)	(0.03)	(0.04)

Total	$(0.97)	$0.47	$(0.60)	$1.82

Basic weighted average common shares outstanding	46,644,485	48,462,126	47,526,139	48,462,080
Diluted weighted average common shares outstanding	46,644,485	48,479,152	47,526,139	48,478,654

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2006 and 2005

(Unaudited; in thousands)

	Common shares outstanding	Common stock	Paid-in capital	Accumulated (deficit) earnings	Unearned compensation	Total shareholders’ equity
Balance at January 1, 2006	48,514	$485	$493,603	$37,093	$(4,538)	$526,643
Common shares repurchased	(1,632)	(16)	(16,832)		—	(16,848)
Restricted stock issued	45	—	—	—	—	—
Restricted stock forfeited	(23)	—	—	—	—	—
Restricted stock compensation expense	—	—	1,380	—	—	1,380
Stock options compensation expense	—	—	305	—	—	305
Reclass unearned compensation to paid-in capital upon adoption of FASB Statement No. 123R	—	—	(4,538)	—	4,538	—
Dividends declared	—	—	—	(59,801)	—	(59,801)
Dividend equivalent rights on outstanding stock options	—	—	48	(48)	—	—
Net loss	—	—	—	(28,286)	—	(28,286)

Balance at September 30, 2006	46,904	$469	$473,966	$(51,042)	$—	$423,393

Balance at January 1, 2005	48,856	$489	$497,147	$36,430	$(5,985)	$528,081
Restricted stock forfeited	(38)	(1)	(562)	—	563	—
Restricted stock compensation expense	—	—	—	—	998	998
Performance share award	—	—	587	—	(587)	—
Performance share awards compensation expense	—	—	—	—	39	39
Stock options exercised	3	—	37	—	—	37
Stock options compensation expense	—	—	207	—	—	207
Costs relating to the equity registration	—	—	(433)	—	—	(433)
Dividends declared	—	—	—	(47,371)	—	(47,371)
Net income (As restated- see Note 1 (g))	—	—	—	88,605	—	88,605

Balance at September 30, 2005 (As restated- see Note 1 (g))	48,821	$488	$496,983	$77,664	$(4,972)	$570,163

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2006	2005(As restated- see Note 1 (g))
Cash flows from operating activities:
Net (loss) income	$(28,286)	$88,605
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,089	2,473
Amortization of deferred origination costs—loans held for investment	18,945	19,618
Amortization of securitization issuance costs	7,620	8,278
Amortization of bond discount	67	315
Provision for losses—loans sold	6,897	6,313
Provision for loan losses—loans held for investment	38,894	22,402
Stock compensation expense	1,813	1,244
Loss on disposal of discontinued operations	904	—
Loss from discontinued operations	741	1,874
Increase in accounts receivable	(27,982)	(261)
Increase in accrued interest receivable	(5,716)	(3,213)
Decrease (increase) in trustee receivable	38,352	(27,235)
Funding of mortgage loans held for sale	(1,773,357)	(2,232,785)
Proceeds from sales and payments of mortgage loans held for sale	1,857,286	2,692,301
Increase in prepaid expenses and other assets	(5,692)	(5,293)
Decrease (increase) in deferred tax asset, net	1,643	(281)
Decrease (increase) in fair market value of derivative instruments	23,764	(19,690)
Increase in accounts payable, accrued expenses and other liabilities	1,331	2,140

Net cash provided by operating activities from continuing operations	160,313	556,805
Net cash provided by (used in) operating activities from discontinued operations	97,368	(103,904)

Net cash provided by operating activities	257,681	452,901

Cash flows from investing activities:
Funding of mortgage loans held for investment	(2,101,865)	(2,499,285)
Payments of mortgage loans held for investment	1,796,374	1,389,851
Decrease (increase) in restricted cash	2,581	(7,409)
Purchase of furniture and equipment, net	(2,249)	(1,846)
Proceeds from sale of real estate owned	37,564	9,392

Net cash used in investing activities from continuing operations	(267,595)	(1,109,297)
Net cash provided by (used in) investing activities from discontinued operations	101	(158)

Net cash used in investing activities	(267,494)	(1,109,455)

Cash flows from financing activities:
Proceeds from warehouse financing—loans held for sale	1,490,512	2,552,556
Repayment of warehouse financing—loans held for sale	(1,515,406)	(2,419,397)
Proceeds from warehouse financing—loans held for investment	2,202,763	1,866,173
Repayment of warehouse financing—loans held for investment	(1,697,138)	(1,694,114)
Proceeds from securitization financing	1,670,478	1,639,706
Repayment of securitization financing	(1,985,078)	(1,354,130)
Dividends paid	(70,670)	(68,872)
Costs relating to the equity registration	—	(433)
Purchases of common stock	(16,848)	—
Proceeds from exercise of stock options	—	37

Net cash provided by financing activities from continuing operations	78,613	521,526
Net cash (used in) provided by financing activities from discontinued operations	(75,866)	107,896

Net cash provided by financing activities	2,747	629,422

Net decrease in cash	(7,066)	(27,132)
Cash at the beginning of the period	33,536	61,681

Cash at the end of the period	$26,470	$34,549

Supplemental disclosures:
Cash paid for interest	$240,331	$145,031
Cash paid (received) for taxes	1,271	(105)
Non-cash operating and investing activities:
Transfer from mortgage loans held for sale to real estate owned	$7,478	$405
Transfer from mortgage loans held for investment to real estate owned	82,818	21,907
Transfer from mortgage loans held for investment to mortgage loans held for sale, net	—	530,830
Transfer from mortgage loans held for sale to mortgage loans held for investment, net	145,594	—

See accompanying notes to condensed consolidated financial statements.

FIELDSTONE INVESTMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

Non-conforming loans that are originated are underwritten in accordance with FMC’s underwriting guidelines designed to evaluate a borrower’s credit history, capacity, willingness, and ability to repay the loan, as well as the value and adequacy of the collateral. Conforming loans that are originated are loans that meet the underwriting criteria required for a mortgage loan to be saleable to a Government Sponsored Entity (GSE), such as Fannie Mae or Freddie Mac, or institutional investors.

A substantial portion of the non-conforming loans originated by FMC are closed by FMC using funds advanced by FIC, with a simultaneous assignment of the loans to FIC. These loans are held for investment and financed by warehouse debt and by issuing mortgage-backed securities secured by these loans. FMC sells the portion of the non-conforming loans not held for investment and all of the conforming loans that it originates on a whole-loan, servicing-released basis. FMC provides interim servicing on the loans held for sale from the time of funding until the time the loans are transferred to the permanent servicer, which generally occurs between 30 and 60 days after funding. With regard to the loans held for investment, the servicing rights are transferred to FSC. Pursuant to an agreement, JPMorgan Chase Bank, National Association acts as servicer of the loans held for investment. The servicer has primary responsibility for performing the servicing functions with respect to the loans, including all collection, advancing and loan level reporting obligations, maintenance of custodial and escrow accounts, maintenance of insurance and enforcement of foreclosure proceedings.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(b) Discontinued Operations

On January 13, 2006, the Company’s Board of Directors approved a plan to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments. In February 2006, the assets pertaining to these segments’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division were combined with the Company’s non-conforming retail offices.

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

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Critical estimates include (i) an estimate of the representation and warranty liabilities related to the sale of mortgage loans; (ii) an estimate of losses inherent in mortgage loans held for investment, which is used to determine the related allowance for loan losses and realizable value of the Company’s accrued interest receivable; (iii) an estimate of the future loan prepayment rate of mortgage loans held for investment, which is used in the calculation of deferred origination and bond issuance cost amortization; (iv) the non-cash mark to market valuation of the interest rate swaps which economically hedge the Company’s securitization debt and (v) the fair market value of equity compensation awards. Actual results could differ from those estimates. Amounts on the consolidated statements of operations most affected by the use of estimates are the reserve for losses—loans sold (which is a component of gains on sales of mortgage loans, net), provision for loan losses—loans held for investment, interest income – loans held for investment, derivative valuations (which are a component of other income/(expense)—portfolio derivatives), stock-based compensation (which is a component of salaries and employee benefits) and deferred origination and bond issuance costs (which are components of net interest income for loans held for investment and gains on sales of mortgage loans, net, for loans held for sale).

(d) Concentration of Credit Risk

The non-conforming mortgage loans that the Company originates primarily consist of adjustable-rate mortgage (ARM) loans, the payments on which are adjustable from time to time as interest rates change, generally after an initial two year period during which the loans’ interest rates are fixed. After an initial fixed rate period, generally two-years, the borrowers’ payments on their ARM loans adjust once every six months to a pre-determined margin over a measure of market interest rates, generally the London InterBank Offered Rate (LIBOR) for one-month deposits. Many ARMs contain an “interest only” feature for the first five years of the loan, so that the borrowers do not begin to repay the principal balance of the loans until after the fifth year of the loans. After the fifth year, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining years of the loan. For both the three and nine months ended September 30, 2006, 41% of non-conforming mortgage loan originations were “interest only” ARMs. For both the three and nine months ended September 30, 2005, 57% of non-conforming mortgage loan originations were ARMs with an “interest only” feature.

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

For the three and nine months ended September 30, 2006, 60% and 59%, respectively, of non-conforming loan originations were underwritten with little or no supporting documentation of the borrowers’ income, under the Company’s “stated income” loan programs and “bank statement” programs. The Company mitigates its risk on such loans by establishing minimum credit score standards and otherwise evaluating the borrower’s income and cash flow. Based on its past experiences with similar loans and on industry performance data, the Company believes its strict underwriting guidelines relating to non-conforming loans help the Company to evaluate a borrower’s credit history, willingness and ability to repay the loans, as well as the value and adequacy of the borrower’s collateral. The Company’s underwriting guidelines are designed to balance the credit risk of the borrower with the loan-to-value (LTV) and interest rate of the loan. For the three and nine months ended September 30, 2005, 56% and 55%, respectively, of non-conforming loan originations were underwritten under “stated income” or “bank statement” loan programs.

For the three and nine months ended September 30, 2006, 40% and 37%, respectively, of the non-conforming loan originations included loans secured by properties located in California. The Company’s originations are concentrated heavily in California because it is the largest mortgage market in the U.S. and the Company believes that its underwriting, product design, and pricing philosophies address the characteristics of California borrowers. The Company believes these characteristics that address California borrowers to be non-standard credit profiles, interest in low down payment products, payment-focused mortgages, and higher home values. An overall decline in the economy or the residential real estate market or the occurrence of a natural disaster in California could adversely affect the value of the mortgaged properties in that state and increase the risk of delinquency, foreclosure, bankruptcy, or loss on the loans in the Company’s investment portfolio. Non-conforming loan originations secured by property located in California comprised 42% and 41% of total non-conforming loan originations for the three and nine months ended September 30, 2005, respectively.

(e) Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB No. 108). SAB No. 108 provides guidance on the consideration of prior year misstatements in quantifying the materiality of current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt, SAB No. 108, as applicable, beginning in fiscal year 2007. Management believes that the implementation of SAB No. 108 will not have a material effect on its results of operations, statements of condition or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (Statement No. 157). Statement No. 157 consistently defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles and modifies fair value disclosure requirements in periodic SEC filings. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt, Statement No. 157, as applicable, beginning in fiscal year 2008. Management is currently assessing the impact that the implementation of Statement No. 157 may have on its results of operations, statements of condition or cash flows.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting For Servicing of Financial Assets-an amendment of FASB Statement No. 140,” (Statement No. 156). Statement No. 156 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (Statement No. 140), with respect to the accounting for separately recognized servicing rights. Statement No. 156 requires an entity to initially recognize, at fair value, a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. In addition, Statement No. 156 permits the subsequent measurement of servicing assets and servicing liabilities using the fair value method or the amortization method as prescribed under Statement No. 140. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt Statement No. 156, as applicable, beginning in fiscal year 2007. Management believes that the implementation of Statement No. 156 will not have a material effect on its results of operations, statements of condition or cash flows.

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

(f) Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In accordance with Statement No. 144, the Company has reclassified the operating results of the conforming wholesale and retail offices that were disposed of in the first quarter of 2006 as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. Also included in these reclassifications is the reclassification of changes in restricted cash from cash flows from operating activities to cash flows from investing activities in the amount of $7.4 million for the nine months ended September 30, 2005.

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

A summary of the significant effects of the restatement on the accompanying condensed consolidated financial statements is as follows:

Condensed Consolidated Statement of Condition:
September 30, 2005
Total Shareholder’s Equity
As previously reported	$568,418
Income tax adjustment	1,745

As restated	$570,163

Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2005
	Income Tax (Expense) Benefit	Net Income	Earnings Per Share (Diluted)
As previously reported	$(2,999)	$23,424	$0.48
Income tax restatement adjustment	(399)	(399)	(0.01)
Reclassification of income tax benefit included in loss from discontinued operations	(365)	—	—

As restated	$(3,763)	$23,025	$0.47

Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30, 2005
	Income Tax (Expense) Benefit	Net Income	Earnings Per Share (Diluted)
As previously reported	$(4,792)	$88,603	$1.82
Income tax restatement adjustment	2	2	—
Reclassification of income tax benefit included in loss from discontinued operations	(1,270)	—	—

As restated	$(6,060)	$88,605	$1.82

(2) Mortgage Loans Held for Sale and Reserve for Losses—Sold Loans

Mortgage loans that the Company acquires or originates with the intent to sell are initially recorded at cost, including any premium paid or discount received, and subsequently adjusted for the change in the fair value during the period in which the loan was an interest rate lock commitment. Loans held for sale are carried on the books at the lower of cost or market value calculated on an aggregate basis by type of loan. Mortgage loans held for sale, net, as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Mortgage loans held for sale	$244,528	$591,840
Net deferred origination costs	700	1,547
Premium, net of discount	471	1,987
Allowance for the lower of cost or market value	(2,234)	(1,105)

Total	$243,465	$594,269

The Company maintains a reserve for its representation and warranty liabilities related to the sale of loans and its contractual obligations to rebate a portion of any premium received when a sold loan prepays within an agreed period. The reserve, which is recorded as a liability on the consolidated statements of condition, is established when loans are sold, and is calculated as the fair value of liabilities reasonably estimated to occur during the life of the loans. The provision is recorded as a reduction of the gains on sale of loans. At September 30, 2006 and December 31, 2005, mortgage loans held for sale included approximately $7.8 million and $1.7 million, respectively, of loans repurchased pursuant to these contractual obligations, net of any related valuation allowance. Realized losses on sold loans, primarily related to early payment defaults, premium recaptures on early payoffs, and representation and warranty liability, totaled $6.3 million and $16.8 million, or 1.07% and 0.80% of total loan sales, respectively, in the three and nine months ended September 30, 2006. The net realized losses on sold loans totaled $0.8 million and $1.8 million, or 0.06% and 0.05% of total loan sales, respectively, in the three and nine months ended September 30, 2005.

As of September 30, 2006, the Company had $12.8 million of loans deemed to be unsaleable at standard sale premiums compared to $5.2 million at December 31, 2005. The Company recorded a valuation allowance of $0.7 million and $1.1 million, as of September 30, 2006 and December 31, 2005, respectively, for these loans.

The reserve for losses—loans sold is summarized as follows for the three and nine months ended September 30, 2006 and 2005:

Balance at June 30, 2006	$28,028
Provision	3,476
Realized losses	(6,650)
Recoveries	351

Balance at September 30, 2006	$25,205

Balance at June 30, 2005	$38,411
Provision	185
Realized losses	(872)
Recoveries	60

Balance at September 30, 2005	$37,784

Balance at December 31, 2005	$35,082
Provision	6,897
Realized losses	(17,417)
Recoveries	643

Balance at September 30, 2006	$25,205

Balance at December 31, 2004	$33,302
Provision	6,313
Realized losses	(1,966)
Recoveries	135

Balance at September 30, 2005	$37,784

Historically, the Company has experienced substantially all of its representation and warranty losses on loans sold during the first three years following the sale. The reserve for losses—loans sold as of September 30, 2006 relates to approximately $11.3 billion of loan sales during the period of October 1, 2003 through September 30, 2006.

The market value of second lien loans decreased significantly at the end of the second quarter of 2006 due to slowing home price appreciation and a forecast of increased losses on second lien loans by prominent rating agencies. As of September 30, 2006, the Company determined that the market value of $28.1 million of its second lien loans held for sale as of that date was less than their carrying value. Accordingly, the Company recorded pre-tax charges of $0.4 million and $4.9 million, respectively, for the three and nine months ended September 30, 2006 to reduce these loans to the lower of cost or market value as a reduction in the gain on sales of mortgage loans, net.

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

The following is a detail of the mortgage loans held for investment, net as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Securitized mortgage loans held for investment	$4,720,465	$5,043,762
Mortgage loans held for investment—warehouse financed	1,165,136	486,454
Net deferred origination fees and costs	33,621	40,199

Mortgage loans held for investment	5,919,222	5,570,415
Allowance for loan losses—loans held for investment	(64,034)	(44,122)

Mortgage loans held for investment, net	$5,855,188	$5,526,293

The allowance for loan losses—loans held for investment for the three and nine months ended September 30, 2006 and 2005 is as follows:

Balance at June 30, 2006	$44,749
Provision	28,035
Realized losses	(8,750)
Recoveries	—

Balance at September 30, 2006	$64,034

Balance at June 30, 2005	$30,690
Provision	11,045
Realized losses	(2,697)
Recoveries	291

Balance at September 30, 2005	$39,329

Balance at December 31, 2005	$44,122
Provision	38,894
Realized losses	(18,982)
Recoveries	—

Balance at September 30, 2006	$64,034

Balance at December 31, 2004	$22,648
Provision	22,402
Realized losses	(6,357)
Recoveries	636

Balance at September 30, 2005	$39,329

Mortgage loans held for investment are placed in non-accrual status for interest income recognition when they are past-due ninety days as to either principal or interest or when, in the opinion of management, the collection of principal and interest is in doubt. Loans held for investment on non-accrual status were $251.6 million and $112.9 million as of September 30, 2006 and 2005, respectively, and $150.3 million as of December 31, 2005. Loans on non-accrual status averaged $213.1 million and $76.7 million, respectively, for the nine months ended September 30, 2006 and 2005. During the three months ended September 30, 2006 and 2005, respectively, the Company reversed previously accrued interest income relating to non-performing and delinquent loans, which would ordinarily have been recognized per contractual loan terms, of approximately $4.8 million and $2.2 million. The Company reversed interest income related to these loans of approximately $10.6 million and $5.4 million during the nine months ended September 30, 2006 and 2005, respectively.

Prior to the second quarter of 2006, the Company utilized industry loss assumptions for loans similar in credit, loan size, and product type in making estimates regarding the allowance for loan losses because the Company had limited historical loss data on past originations, all of which were sold servicing-released prior to October 2003. Beginning in the second quarter of 2006, the Company began to blend its own historical delinquency experiences with industry averages in estimating the percentage of loans that are delinquent 30+ days that will ultimately go to foreclosure. This resulted in an estimate that approximately 20% of the loans 30+ days delinquent will ultimately go to foreclosure. During the third quarter of 2006, we increased our estimate of the proportion of foreclosed properties that will be transferred to real estate owned as a result of our actual experience in the current market environment. In addition to blending our own historical delinquency experiences with industry averages, we began to utilize historical loss experiences in estimating loss severity for pools for which we have significant realized loss experience during the second quarter of 2006. Applying this methodology individually to each pool yielded an estimated average loss severity of approximately 26% for 2003, 2004 and early 2005 vintage loans. The Company continues to use industry loss severity estimates of 35% for loans originated since the second half of 2005 for which a material level of actual realized loss experience for its own loans is not available. These underlying assumptions and estimates are periodically evaluated and updated to reflect management’s current assessment of the value of the underlying collateral, actual historical loss experience, and other relevant factors impacting portfolio credit quality and inherent losses.

(4) Warehouse Financing, Loans Held for Sale and Loans Held for Investment

As of September 30, 2006, the Company had $1.75 billion of committed warehouse lines of credit with five financial entities. There were no uncommitted warehouse lines as of September 30, 2006. The facilities are secured by mortgage loans held for investment to be securitized, mortgage loans held for sale, the related investor commitments to purchase those loans held for sale, and all proceeds thereof.

Warehouse lines of credit and repurchase facilities consist of the following as of September 30, 2006 and December 31, 2005:

(in millions)			Amount Outstanding as of:
Lender	Amount Available	Maturity Date	September 30, 2006	December 31, 2005
Countrywide Warehouse Lending[1]	$—	n/a	$—	$34.3
Credit Suisse First Boston Mortgage Capital	400.0	April 2007	305.0	195.2
Credit Suisse, New York Branch Commercial Paper Facility	600.0	July 2007	449.5	415.8
JPMorgan Chase Bank	150.0	July 2007	84.9	53.9
Lehman Brothers Bank[2]	300.0	December 2006	183.0	51.7
Merrill Lynch Bank USA[3]	300.0	November 2006	195.2	61.9

Total	$1,750.0		$1,217.6	$812.8

[1]	Facility expired in August 2006 and was not renewed.
[2]	The Company intends to renew the facility prior to its current maturity date. The Company amended the facility in October 2006 to increase the committed amount to $500 million.
[3]	The Company renewed this facility on October 31, 2006 extending the maturity date until October 2007, increasing the committed line to $400 million and including real estate owned property among the assets that can be financed.

The average outstanding amounts under these agreements were $943.2 million and $811.9 million for the three and nine months ended September 30, 2006, respectively, and $875.9 million and $744.5 million for the three and nine months ended September 30, 2005, respectively. The maximum amount outstanding under these agreements at any month-end during the nine months ended September 30, 2006 and 2005 was $1.22 billion and $1.33 billion, respectively. The weighted average interest rate on September 30, 2006, December 31, 2005 and September 30, 2005 was 5.7%, 4.7% and 4.3%, respectively. The interest rates are based on spreads to one month or overnight LIBOR, and are generally reset daily or weekly. The Company also pays facility fees based on the commitment amount and non-use fees.

A summary of coupon interest expense and facilities fees included in total interest expense in the condensed consolidated statements of operations and the weighted average cost of funds for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$13,936	5.8%	$8,920	4.0%	$32,261	5.2%	$20,935	3.7%
Facilities fees	531	0.2%	956	0.4%	1,886	0.3%	2,588	0.4%

Total	$14,467	6.0%	$9,876	4.4%	$34,147	5.5%	$23,523	4.1%

The warehouse lines generally have a term of 364 days or less. Management expects to renew these lines of credit prior to their respective maturity dates. The credit facilities are secured by substantially all of the Company’s non-securitized mortgage loans and contain customary financial and operating covenants that require the Company to maintain specified levels of liquidity and net worth, maintain specified levels of profitability, restrict indebtedness and investments, and require compliance with applicable laws. The Company was in compliance with all of these covenants at September 30, 2006 and December 31, 2005.

(5) Securitization Financing

During the nine months ended September 30, 2006, the Company issued $1.7 billion of mortgage-backed bonds through securitization trusts to finance the Company’s portfolio of loans held for investment. The bonds pay interest monthly based upon a weighted average spread over LIBOR. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds are repaid primarily from the cash flows derived from the mortgage loans pledged to the trust. The estimated average life of the bonds is approximately 22 months, and is based on estimates and assumptions made by management. The actual period from inception to maturity may differ from management’s expectations. The Company retains the option to call the transaction and repay the bonds when the remaining unpaid principal balance of the underlying mortgage loans for each pool falls below specified levels. The securitization financings include a step up stipulation which provides that the bond margin over LIBOR will increase 1.5 to 2.0 times the original margin if the option to repay the bonds is not exercised.

The following is a summary of the securitizations issued by series during the nine months ended September 30, 2006:

	FMIT 2006-1	FMIT 2006-2
Bonds issued	$904,000	$766,000
Loans pledged	933,000	800,000
Deferred bond issuance costs	$3,100	$2,700
Weighted average spread over LIBOR	0.32%	0.29%
Financing costs—LIBOR plus	0.08% - 2.30%	0.09% - 1.90%

The average securitization financing outstanding was $5.1 billion and $5.0 billion for the three and nine months ended September 30, 2006, respectively, and $4.3 billion for both the three and nine months ended September 30, 2005.

The unamortized bond issuance costs at September 30, 2006 and December 31, 2005 were $9.8 million and $11.6 million, respectively.

A summary of coupon interest expense, amortization of deferred issuance costs, and original issue discount included in total interest expense in the consolidated statements of operations, and the weighted average cost of funds of the securitization financing, for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Coupon interest expense	$74,412	5.7%	$43,867	4.0%	$202,095	5.4%	$112,708	3.5%
Amortization of deferred costs	2,342	0.2%	4,171	0.4%	7,620	0.2%	8,278	0.3%
Amortization of bond discount	11	0.0%	167	0.0%	67	0.0%	315	0.0%

Total	$76,765	5.9%	$48,205	4.4%	$209,782	5.6%	$121,301	3.8%

The Company also has the ability to finance the rated securities it retains in securitizations through two repurchase facilities, each with an uncommitted amount of $200 million. At September 30, 2006, the Company owned $255.1 million of investment grade rated securities it retained from its securitizations, $202.2 million of which were so rated by only one nationally recognized rating agency. The first facility is with Liquid Funding, Ltd., an affiliate of Bear Stearns Bank plc. The second facility is with Lehman Brothers, Inc. and Lehman Brothers Commercial Paper Inc. Each facility bears interest at an annual rate of LIBOR plus an additional percentage.

During March 2006, the unpaid principal balance of the loans collateralizing FMIT Series 2004-1 fell below 20% of the original principal cut-off balance of the collateral, permitting FSC to exercise its right of optional termination of the financing. Management reviewed the performance of mortgage loans in the financing trust and related cost of financing and subsequently delivered notice in April 2006 to the FMIT Series 2004-1 trustee and bondholders of the exercise of the Company’s option to purchase the mortgage loans, REO property, and any other property remaining in the trust at the next payment date. The Company paid $100.4 million to third-party bondholders on April 25, 2006. The underlying collateral is included on the consolidated statement of condition as a component of loans held for investment.

Similarly, the unpaid principal balance of the loans collateralizing FMIT Series 2004-2 fell below 20% during July 2006, permitting FSC to exercise its right of optional termination of the financing. Management reviewed the performance of mortgage loans in the financing trust and related cost of financing and subsequently delivered notice in August 2006 to the FMIT Series 2004-2 trustee and bondholders of the exercise of the Company’s option to purchase the mortgage loans, REO property, and any other property remaining in the trust at the next payment date. The Company paid $122.1 million to third-party bondholders on August 25, 2006. The underlying collateral is included in the consolidated statement of condition as a component of loans held for investment.

The following is a summary of the outstanding securitization bond financing and weighted average interest rate by series as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
($ in 000s)	Amount Outstanding	Weighted Avg Interest Rate	Amount Outstanding	Weighted Avg Interest Rate
FMIT Series 2006-2	$752,648	5.6%	$—	—%
FMIT Series 2006-1	835,641	5.7%	—	—%
FMIT Series 2005-3	947,447	5.7%	1,089,820	4.7%
FMIT Series 2005-2	691,076	5.8%	872,455	4.7%
FMIT Series 2005-1	396,037	5.8%	555,650	4.7%
FMIT Series 2004-5	415,987	6.0%	595,481	4.9%
FMIT Series 2004-4	275,821	6.1%	518,283	4.9%
FMIT Series 2004-3	177,238	6.3%	523,296	4.9%
FMIT Series 2004-2	—	—%	377,500	4.9%
FMIT Series 2004-1 .	—	—%	233,977	5.0%
FMIC Series 2003-1	36,635	8.0%	83,308	6.1%

	4,528,530	5.8%	4,849,770	4.8%
Unamortized bond discount	(7)		(74)

Subtotal securitization bond financing	4,528,523		4,849,696
Liquid Funding repurchase facility	97,175		86,079
Lehman Brothers repurchase facility	58,389		62,845

Total securitization financing	$4,684,087		$4,998,620

The current carrying amount of the mortgage loans pledged to the trusts was $4.7 billion and $5.0 billion as of September 30, 2006 and December 31, 2005, respectively.

(6) Derivatives and Hedging Activities

In conjunction with the financing of its portfolio of loans held for investment, the Company enters into interest rate swaps designed to be economic hedges of the floating rate warehouse and securitization debt. At September 30, 2006, the fair value of 16 interest rate swaps with positive fair values was $15.7 million and the fair value of 10 swaps with negative fair values was $4.8 million, for a net fair value of $10.8 million. At December 31, 2005, the fair value of 26 interest rate swaps with positive fair values was $35.2 million and the fair value of 3 swaps with negative fair values was $0.2 million, for a net fair value of $35.0 million. The swaps are not classified as cash flow hedges under Statement No. 133, and therefore, the mark to market valuation decrease of $25.1 million and an increase of $7.8 million have been included in earnings during the three months ended September 30, 2006 and 2005, respectively. Results of operations include the mark to market valuation decrease of $24.2 million and an increase of $16.7 million during the nine months ended September 30, 2006 and 2005, respectively. The net cash settlements paid or received on the interest rate swaps are also reported as a component of “Other income (expense)—portfolio derivatives” in the condensed consolidated statement of operations.

In conjunction with the Company’s FMIT Series 2003-1 securitization, the Company purchased an interest rate cap agreement by paying a premium of $3.0 million, determined to be an economic hedge of the floating rate debt of the security. Mark to market valuation decreases of $0.2 million and $0.5 million, respectively, have been included in earnings during the three and nine months ended September 30, 2005. During the fourth quarter of 2005, the interest rate cap expired.

The amounts of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Non-cash mark to market valuation change	$(25,088)	$7,630	$(24,218)	$16,171
Net cash settlements on interest rate swaps	11,333	8,000	33,442	10,369

Other income (expense)—portfolio derivatives	$(13,755)	$15,630	$9,224	$26,540

(7) Discontinued Operations

On January 13, 2006, the Company’s Board of Directors approved a plan to sell, close or otherwise dispose of the assets of its conforming retail and conforming wholesale segments. In February 2006, the assets pertaining to these segments’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division were combined with the Company’s non-conforming retail offices. The pre-tax loss on disposal was $0.9 million and is included in discontinued operations, net of income tax, in the condensed consolidated statements of operations in the first quarter of 2006.

The provisions of Statement No. 144 require the results of operations associated with these conforming wholesale and conforming retail offices to be classified as discontinued operations, net of income tax, and segregated from the Company’s continuing results of operations for all periods presented.

Operating results of discontinued operations, net of income tax, included in the condensed consolidated statements of operations are summarized as follows for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Interest income	$—	$2,183	$839	$4,648
Interest expense	—	1,445	657	2,773

Net interest income	—	738	182	1,875
Gains on sales of mortgage loans	—	708	(188)	3,129
Fees and other income	—	183	41	425

Total revenues	—	1,629	35	5,429

Expenses:	—

Salaries and employee benefits	—	1,774	1,692	5,800
Occupancy	—	238	272	713
Depreciation and amortization	—	39	104	110
General and administration	—	481	727	1,950

Total expenses	—	2,532	2,795	8,573

Discontinued operations before income taxes	—	(903)	(2,760)	(3,144)
Income tax benefit	—	365	1,115	1,270

Discontinued operations, net of income tax	$—	$(538)	$(1,645)	$(1,874)

The impact of discontinued operations on cash flows from operating, cash flows from investing and cash flows from financing activities are separately presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005.

(8) Segment Information

The information presented below with respect to the Company’s reportable segments is consistent with the content of the business segment data reviewed by the Company’s management. This segment data uses a combination of business lines and channels to assess consolidated results. The Company has four reportable segments, which include two production segments, Wholesale and Retail, and two operating segments, which include Investment Portfolio and Corporate. Prior to the first quarter of 2006, the Company reported two additional production segments referred to as its Conforming Wholesale and Conforming Retail segments. In the first quarter of 2006, the Company’s Board of Directors approved a plan to sell, close or otherwise dispose of the assets of the Conforming Wholesale and Conforming Retail segments due to the decline in profitability of these segments. In February 2006, the Company sold the assets pertaining to these divisions’ headquarters, all wholesale offices, and certain of its retail offices to third parties. The remaining assets of the conforming segment, which included retail offices in Maryland and Virginia, have been combined with the non-conforming retail offices and will be reported as a component of the Company’s Retail segment. The following discussion of results reflects the Company’s current segment structure, while the results of its former Conforming Wholesale and Conforming Retail segments are reported as discontinued operations.

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

The assets of the Company that are specifically identified to a segment include mortgage loans held for sale and investment, trustee receivable, derivative assets, and furniture and equipment, net. All other assets are attributed to the Corporate segment. Total assets by segment at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
Production – Wholesale	$197,975	$526,914
Production – Retail	47,932	70,632
Investment Portfolio	5,962,739	5,691,744
Corporate	186,893	134,324

Total	$6,395,539	$6,423,614

Operating results by business segment for the three months ended September 30, 2006 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$8,623	$1,291	$107,082	$(2,516)	$114,480
Interest expense	5,902	916	87,163	(2,749)	91,232

Net interest income	2,721	375	19,919	233	23,248
Provision for loan losses—loans held for investment			(28,035)		(28,035)
Gains (losses) on sales of mortgage loans, net	20,623	8,156	—	(25,386)	3,393
Other income (expense)—portfolio derivatives	—	—	(13,755)	—	(13,755)
Fee and other income (expense)	—	162	(126)	(487)	(451)

Total revenues	23,344	8,693	(21,997)	(25,640)	(15,600)

Direct expenses[1]	19,660	7,516	2,716	3,321	33,213
Corporate overhead allocation	6,129	915	—	(7,044)	—

Total expenses	25,789	8,431	2,716	(3,723)	33,213

(Loss) income before income taxes	(2,445)	262	(24,713)	(21,917)	(48,813)
Income tax benefit	—	—	—	(3,794)	(3,794)

Net (loss) income	$(2,445)	$262	$(24,713)	$(18,123)	$(45,019)

[1]	The direct expenses of our Investment Portfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Operating results by business segment for the nine months ended September 30, 2006 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$23,672	$3,586	$302,634	$(6,267)	$323,625
Interest expense	14,906	2,314	233,668	(6,959)	243,929

Net interest income	8,766	1,272	68,966	692	79,696
Provision for loan losses—loans held for investment			(38,894)	—	(38,894)
Gains (losses) on sales of mortgage loans, net	62,716	23,374	—	(70,449)	15,641
Other income (expense)—portfolio derivatives	—	—	9,224	—	9,224
Fee and other income (expense)	—	1,020	(1,708)	12	(676)

Total revenues	71,482	25,666	37,588	(69,745)	64,991

Direct expenses[1]	56,955	25,079	8,666	8,759	99,459
Corporate overhead allocation	16,395	2,557	—	(18,952)	—

Total expenses	73,350	27,636	8,666	(10,193)	99,459

Income (loss) from continuing operations before income taxes	(1,868)	(1,970)	28,922	(59,552)	(34,468)
Income tax benefit	—	—	—	(7,827)	(7,827)

(Loss) income from continuing operations	$(1,868)	$(1,970)	$28,922	$(51,725)	(26,641)

Discontinued operations, net of income tax					(1,645)

Net loss					$(28,286)

[1]	The direct expenses of our Investment Portfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Operating results by business segment for the three months ended September 30, 2005 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$9,973	$1,368	$84,940	$(3,664)	$92,617
Interest expense	5,916	796	54,361	(2,991)	58,082

Net interest income	4,057	572	30,579	(673)	34,535
Provision for loan losses—loans held for investment	—	—	(11,045)	—	(11,045)
Gains (losses) on sales of mortgage loans, net	35,586	10,349	—	(26,496)	19,439
Other income (expense)—portfolio derivatives	—	—	15,630	—	15,630
Fee and other income (expense)	—	572	(154)	60	478

Total revenues	39,643	11,493	35,010	(27,109)	59,037

Direct expenses[1]	21,973	10,123	2,603	(2,988)	31,711
Corporate overhead allocation	6,619	1,090	—	(7,709)	—

Total expenses	28,592	11,213	2,603	(10,697)	31,711

Income (loss) from continuing operations before income taxes	11,051	280	32,407	(16,412)	27,326
Income tax expense	—	—	—	3,763	3,763

Income (loss) from continuing operations	$11,051	$280	$32,407	$(20,175)	23,563

Discontinued operations, net of income tax					(538)

Net income					$23,025

[1]	The direct expenses of our Investment Portfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Operating results by business segment for the nine months ended September 30, 2005 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$24,919	$3,660	$248,350	$(3,769)	$273,160
Interest expense	13,979	2,036	134,742	(5,933)	144,824

Net interest income	10,940	1,624	113,608	2,164	128,336
Provision for loan losses—loans held for investment	—	—	(22,402)		(22,402)
Gains (losses) on sales of mortgage loans, net	91,360	27,502	—	(64,921)	53,941
Other income (expense)—portfolio derivatives	—	—	26,540	—	26,540
Fee and other income (expense)	—	1,498	(924)	199	773

Total revenues	102,300	30,624	116,822	(62,558)	187,188

Direct expenses[1]	58,003	28,889	7,602	(3,845)	90,649
Corporate overhead allocation	17,037	2,935	—	(19,972)	—

Total expenses	75,040	31,824	7,602	(23,817)	90,649

Income (loss) from continuing operations before income taxes	27,260	(1,200)	109,220	(38,741)	96,539
Income tax expense	—	—	—	6,060	6,060

Income (loss) from continuing operations	$27,260	$(1,200)	$109,220	$(44,801)	90,479

Discontinued operations, net of income tax					(1,874)

Net income					$88,605

[1]	The direct expenses of our Investment Portfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

(9) Earnings per Share

Information relating to the calculations of earnings per share of common stock for the three and nine months ended September 30, 2006 and 2005 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings per share-basic and diluted:
(Loss) income from continuing operations	$(45,019)	$23,563	$(26,641)	$90,479
Dividends on nonvested restricted stock	(74)	(187)	(249)	(363)

(Loss) income from continuing operations available to common shareholders	(45,093)	23,376	(26,890)	90,116
Discontinued operations, net of income tax	—	(538)	(1,645)	(1,874)

Net (loss) income available to common shareholders	$(45,093)	$22,838	$(28,535)	$88,242

Weighted average shares outstanding- basic	46,644	48,462	47,526	48,462
Weighted average shares outstanding- diluted	46,644	48,479	47,526	48,479
(Loss) earnings per share- basic and diluted:
Continuing operations	$(0.97)	$0.48	$(0.57)	$1.86
Discontinued operations	—	(0.01)	(0.03)	(0.04)

Total	$(0.97)	$0.47	$(0.60)	$1.82

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. For the three and nine months ended September 30, 2006 and 2005, 927,500 and 834,000, respectively, stock options (with strike prices of $11.60 to $19.25) were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the three and nine months ended September 30, 2006, 260,000 shares of nonvested restricted stock were excluded from the calculation of diluted earnings per share as their effect was anti-dilutive. For the three and nine months ended September 30, 2005, 65,040 performance shares were included in the calculation of diluted earnings per share as their effect was dilutive, while 358,750 shares of nonvested restricted stock were excluded from the calculation as their effect was anti-dilutive.

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

In February 2006, the Compensation Committee granted a total of 162,000 non-qualified options with DERs to certain key officers and employees pursuant to the Stock Plan. The exercise price of the grants was $11.90 per share and $11.60 per share as of February 16, 2006 and February 21, 2006, respectively, which was the closing price of the Company’s common stock on the date of each grant. All of the options vest on March 31, 2010 with a term expiring on March 31, 2013. While the option is nonvested, dividend equivalents are earned based on the number of option shares held and are deemed invested in phantom shares of the Company’s common stock at the closing price of the stock on the dividend payment date. The phantom shares also will be credited with dividend equivalent rights at the same time and in the same amount as cash dividends are paid on the Company’s common stock. The total value of dividend equivalents, adjusted for the change in value of the phantom shares from date of issuance through vest date, will be paid in cash at the time the option vests.

The following table summarizes the weighted average fair value of the Options with DERs granted in 2006 and the assumptions used in applying the Black-Scholes option pricing model.

2006
Fair value at date of grant	$4.71
Expected life in years	5.5
Annual risk-free interest rate	4.6%
Expected volatility	35%
Expected forfeitures	20%

The following tables summarize stock option activity for the three and nine months ended September 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	928,500	$14.30	7.1
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(1,000)	15.00	7.1

Outstanding at September 30, 2006	927,500	14.30	6.9	$2,533

Exercisable at September 30, 2006	361,100	15.28	7.2	$669

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	826,500	$14.86	8.0
Granted	162,000	11.63	6.8
Exercised	—	—	—
Forfeited or expired	(61,000)	14.66	7.0

Outstanding at September 30, 2006	927,500	14.30	6.9	$2,533

Exercisable at September 30, 2006	361,100	15.28	7.2	$669

The weighted average exercise price of the 162,000 options granted during the nine months ended September 30, 2006 was $11.63 per share. No options were granted during the three months ended September 30, 2006. During the nine months ended September 30, 2005, 138,400 options were granted with a weighted average exercise price of $12.70 per share. No options were granted during the three months ended September 30, 2005.

Total compensation expense relating to nonvested stock options of $0.2 million and $0.3 million, respectively, was recorded in salaries and employee benefits expense for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, $0.1 million and $0.2 million, respectively, of total compensation expense relating to nonvested stock options were recorded in salaries and employee benefits expense. As of September 30, 2006, there was $1.0 million of unrecognized compensation cost related to nonvested stock options granted under the Stock Plan.

In accordance with Statement No. 123R, the Company estimates the forfeitures of nonvested options that are expected to occur, and recognizes compensation expense based on the fair value of the options that are expected to vest. Previous to the second quarter of 2006, the Company had estimated that 20% of all options issued would be forfeited prior to vesting. Actual forfeitures have been tracked against this estimate. During the second quarter of 2006, the number of options actually forfeited exceeded the Company’s original estimate of 20%. Based on this review of actual forfeitures to date, the Company has revised its estimate and now estimates that 30% of all options granted will be forfeited prior to vesting. This revision in estimate reduces the total expected amount of compensation expense to be recorded for stock options that have been granted by $0.3 million. The impact of this revision in the accompanying consolidated statement of operations is a $0.1 million reduction in compensation expense for the nine months ended September 30, 2006.

(b) Restricted Stock

On February 16, 2006, the Compensation Committee, pursuant to the Stock Plan, granted 45,000 shares of restricted stock to the Company’s newly appointed chief financial officer, valued at $11.90 per share. The restricted stock vests ratably over a four-year period beginning December 31, 2006.

On February 21, 2006, the Compensation Committee awarded a maximum of 83,400 shares of restricted stock to certain of the Company’s senior officers pursuant to the Stock Plan. These shares are subject to the achievement of certain corporate performance objectives (the performance shares). The performance shares were valued at $8.35 per share, with any earned performance shares to vest on March 31, 2010. The performance shares are shares of restricted stock that are subject to vesting requirements and can be earned based primarily on the Company’s achievement of certain return on equity targets for the period January 1, 2006 through December 31, 2007.

All of the restricted stock awards are expensed on a straight-line method over the scheduled vesting period. Total compensation expense of $0.5 million and $1.4 million, respectively, was recorded in salaries and employee benefits expense for the three and nine months ended September 30, 2006, respectively, relating to the nonvested restricted stock. Compensation expense of $0.1 million and $1.0 million, respectively, was recorded in salaries and employee benefits expense for the three and nine months ended September 30, 2005, respectively, relating to the nonvested restricted stock. As of September 30, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the Stock Plan, which is expected to be recognized over a period of four years.

There was no activity related to nonvested restricted stock for the three months ended September 30, 2006.

A summary of the Company’s nonvested restricted stock and changes during the nine months ended September 30, 2006 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	240,000	$15.18
Granted	45,000	11.90
Vested	(2,500)	15.25
Forfeited	(22,500)	15.00

Outstanding at September 30, 2006	260,000	$14.63

(11) Commitments and Contingencies

(a) Loan Commitments

As of September 30, 2006 and December 31, 2005, the Company had origination commitments outstanding to fund approximately $488 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan comprised 99.7% and 97.0%, respectively, of the outstanding origination commitments. The Company had forward delivery commitments to sell approximately $0.3 billion and $1.3 billion of loans and forward contracts at September 30, 2006 and December 31, 2005, respectively, of which $17.8 million and $26.6 million, respectively, were mandatory sales of mortgage-backed securities and mandatory investor whole loan trades. Treasury note forward contracts, used to economically hedge the interest rate risk of non-conforming loans, comprised $0.3 billion and $0.6 billion of the forward delivery commitments as of September 30, 2006 and December 31, 2005, respectively.

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

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed in the Northern District of Illinois (Eastern Division) naming Fieldstone Mortgage as a defendant and alleging violations of the Fair Credit Reporting Act (“FCRA”). The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. Specifically, plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines for providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailer in the event that the violation is deemed willful. In July 2006, plaintiff filed a motion for class certification. In August 2006, the parties engaged in a mandatory settlement conference and have agreed in principal to settlement terms. The final terms of the settlement agreement are still the subject of negotiation and are subject to final approval by the trial court having jurisdiction over the matter. A hearing for final approval of the settlement agreement is scheduled for March 2007. The Company cannot guarantee that the parties will agree to a definitive settlement agreement or that the trial court will approve any such agreement. The Company has recorded a reserve of $0.6 million for the three and nine months ended September 30, 2006 with respect to this matter, which amount could increase depending on the ultimate resolution of the matter.

Arredondo Litigation:

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief. The Company filed its answer denying all relevant claims in August 2004. In addition, Fieldstone filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes. Plaintiffs filed a response to the motion to dismiss, sever or in the alternative, bifurcate, and in April 2005, the motion to dismiss was denied, without prejudice and may be renewed once discovery is complete. In December 2005, one of the named plaintiffs, Berrinda Arredondo, requested and was dismissed from the litigation. In October 2006, another plaintiff requested to be and was dismissed from the litigation. The discovery cutoff date was May 31, 2006. A trial date, which was originally scheduled for November 2005, has not been rescheduled by the court. Also in October 2006, the court granted in part the Company’s motion to stay the proceedings while the parties proceed with mediation giving the parties until January 2007 to complete the mediation. The court also ordered that the case be dismissed in January 2007 unless there is a joint motion to reinstate.

Due to the uncertain nature of this litigation at this time, the Company is unable to estimate the probable outcome of this matter. The plaintiffs in this matter have not fully specified damages sought and therefore management is unable to estimate potential exposure.

Bass Litigation:

On May 24, 2004, all of Fieldstone’s former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against the Company, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in the December 31, 2003 audited financial statements, should have been reflected in the Company’s financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. In October 2005, the Company served a cross claim against KPMG. The Company’s cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that, due to this improper withdrawal, the Company suffered damages. In addition, the cross claim asserts that, in the event the Former Shareholders prevail in their suit, KPMG negligently advised the Company regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit. In June 2006, the Former Shareholders filed their Third Amended Petition in which they assert an alternative claim against KPMG for damages based upon KPMG’s negligence and negligent misrepresentations, only in the event they are unable to recover the additional redemption price. Discovery continues in this litigation. A trial date is currently set for January 2007.

The Company intends to vigorously defend against the claim made by the Former Shareholders. If ultimately unsuccessful in defending this matter, the Company could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the Company’s financial statements with respect to this claim. The impact of any payment on the Company’s financial statements will be dependent upon the actual facts and circumstances surrounding such outcome.

Hill Litigation:

Hill, et al. v. Fieldstone Mortgage Company, et al. is a class action filed on January 16, 2002 in the Circuit Court for Baltimore City by plaintiffs, who are two individuals who obtained a second mortgage loan from Fieldstone Mortgage in 1998, in the amount of $28,000, secured by their residence, against Fieldstone Mortgage and ten other mortgage lenders that plaintiffs contend are or were the assignees of second mortgage loans in Maryland made by Fieldstone Mortgage. The lawsuit alleges, among other things, that (i) the defendants violated the Maryland Second Mortgage Loan Law, or SMLL, by failing to obtain the necessary license to provide a second mortgage loan and by charging fees unauthorized by the SMLL, and (ii) the defendants violated the Maryland Consumer Protection Act by engaging in conduct contrary to the provisions of the SMLL. The plaintiffs seek a declaratory judgment that their mortgage contract is illegal and, therefore, that they do not need to honor their obligation to repay the second mortgage loan. The plaintiffs also seek monetary damages in the amount of $300,000. Fieldstone Mortgage, and each of the other defendants, filed motions to dismiss asserting that, among other things, the plaintiffs’ claims are barred by the applicable three-year statute of limitations, the plaintiffs’ failed to properly plead a claim under the Maryland Consumer Protection Act, and the plaintiffs’ request for a judicial declaration that their mortgage contract is illegal is not a remedy available under either Maryland statutory or common law. The circuit court heard oral arguments on the motions to dismiss in January 2003. The lawsuit was consolidated with 14 other class actions with identical claims against other mortgage lenders. No motion for class certification was filed in this case. On March 30, 2006, the court held a status conference with regard to this matter and requested supplemental briefings on the outstanding issues from the parties. On August 25, 2006, the court dismissed this case as to all lenders, claiming that plaintiff’s arguments were timed-barred by the Statute of Limitations. The plaintiffs have appealed this ruling.

Due to the inherent uncertainties of the judicial process, the Company is unable to predict the outcome of this matter. While the Company intends to continue to vigorously defend this claim and believes it has meritorious defenses available, there can be no assurance that the Company will prevail.

(12) Subsequent Events

(a) Securitization Financing

On October 27, 2006, the Company issued approximately $833 million of mortgage-backed bonds (FMIT Series 2006-3) through a securitization trust to finance the Company’s portfolio of loans held for investment. The bonds contain similar provisions to the Company’s previous securitizations, which are detailed in Note 5. The bonds bear interest at rates between LIBOR plus 0.07% to LIBOR plus 2.1%.

The aggregate sales price of the bonds was approximately $833 million, and the Company expects to incur issuance costs of approximately $2.8 million that will be deferred and amortized over the estimated life of the bonds.

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

Safe Harbor for Forward-Looking Statements

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition and results of operations may vary materially from those expressed in our forward-looking statements. These statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to successfully implement or change aspects of our portfolio strategy;

•	interest rate volatility and the level of interest rates generally;

•	the sustainability of loan origination volumes and levels of origination costs;

•	continued availability of credit facilities for the origination of mortgage loans;

•	the ability to sell or securitize mortgage loans on favorable economic terms;

•	deterioration in the credit quality of our loan portfolio;

•	the nature and amount of competition;

•	the impact of changes to the fair value of our interest rate swaps on our net income, which will vary based upon changes in interest rates and could cause net income to vary significantly from quarter to quarter; and

•	the other factors set forth in our filings with the SEC, including in this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Our primary sources of income are the interest income on our loans held for investment, net of the interest expense of financing those loans, the cash gains on sales of mortgage loans that we choose not to hold for investment which include origination fees collected at funding, and the net interest income on loans held for sale during the period from origination to date of sale.

We reported net losses of $45.0 million and $28.3 million for the three and nine months ended September 30, 2006, respectively, compared to net income of $23.0 million and $88.6 million in the three and nine months ended September 30, 2005. The decrease in net income for both the three and nine month periods was due primarily to increases in our provision for loan losses, decreases in both our net gains on sale and net interest income due to a decline in our net interest margin on loans originated in 2006, and significant non-cash mark to market declines recognized on our derivative contracts. Results of operations were also impacted by $0.4 million and $4.9 million, respectively, of pre-tax charges for the three and nine months ended September 30, 2006 to reduce our second lien loans held for sale to the lower of cost or market value, as demand for second lien mortgages declined and a $0.9 million pre-tax loss on the disposal of our discontinued operations during the first quarter of 2006.

Our provision for loan losses increased to $28.0 million and $38.9 million, respectively, for the three and nine months ended September 30, 2006 from $11.0 million and $22.4 million, respectively, for the three and nine months ended September 30, 2005. The increased provision for loan losses is the result of a sharp increase in delinquencies on more recent loan originations, consistent with industry reports of delinquency rates up to 40% higher in 2006 compared to the prior year, and, the aging of our portfolio. In response to the sharp rise in the delinquency and loss rates, we have initiated plans to accelerate our intervention on delinquent loans, engage a delinquency and loss mitigation monitor for our 2006 loans, limit the age of appraisals and narrow acceptable thresholds for the automatic verification of property values, cease originating products with the highest delinquency rates, and directly board our loans held for investment with our servicer to avoid immediate servicing transfer.

Our net interest income decreased to $23.2 million and $79.7 million in the three and nine months ended September 30, 2006, respectively, from $34.5 million and $128.3 million, respectively, in the same periods in 2005. These decreases were due primarily to a decrease in our average interest spread, which is the difference between the coupon interest rate on our loans to borrowers and the interest rate we incur for the debt financing the loan, which was partially offset by a higher average portfolio balance. Net interest margin, including the net cash received on our swaps, declined to 2.1% and 2.4%, respectively, in the three and nine months ended September 30, 2006 from 3.0% and 3.4% in each of the comparable periods last year. The cost of financing for loans held for investment increased as our weighted average swap rate rose as older, lower rate swaps expired during the quarter and were replaced with new swaps at current market rates, resulting in an increase in our weighted average swap rate to 4.31% in the third quarter of 2006 from 3.85% in the preceding quarter. Market competition for new loans remained intense, as total originations have declined in 2006, and did not permit coupons on new originations to increase at the same rate as the increase in our financing costs for the loans, narrowing the spreads available on new loans.

Gains on sales of mortgage loans, net decreased to $3.4 million and $15.6 million, respectively, in the three and nine months ended September 30, 2006, compared with $19.4 million and $53.9 million in the comparable periods last year. The decreases are primarily due to decreased sales premiums earned on sales during 2006 as a result of the reduction in the net interest spread available on new loans, and decreased sales volumes in the current year. The decreased gains on sales, net, during 2006 was also attributable to a significant decline in the market value of certain second lien products due to slowing home price appreciation, increased industry-wide defaults on second lien loans, and rating agency forecasts of a decline in second lien performance. The decline in market value for these products resulted in pre-tax charges of $0.4 million and $4.9 million, respectively, in the three and nine months ended September 30, 2006 to reduce these loans to the lower of cost or market value, which was recorded as a reduction in the gains on sales of mortgage loans, net. In July 2006, management determined that the total economic return on certain of the second lien loans held for sale could be improved by retaining the loans in its held for investment portfolio. As a result, approximately $145 million of second liens previously held for sale were transferred to held for investment at the lower of cost or market value. Subsequently, we discontinued the origination of those second lien loan products most affected by the market devaluation in the third quarter of 2006. We expect sale margins to continue to remain at lower levels through the fourth quarter and into 2007 due to the intense market competition for new loans.

We use interest rate swaps and caps to economically hedge the variable rate financing costs for the fixed rate period of our two and three year hybrid ARM mortgage loans held for investment. Because these derivatives are not designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (Statement No. 133) changes in the fair market value of the swaps and caps are recognized in current period earnings and reported in our consolidated statement of operations in “Other income (expense)—portfolio derivatives.” Results of operations include charges of $25.1 million and $24.2 million during the three and nine months ended September 30, 2006, respectively, related to the decreases in the fair market value of our derivative contracts compared to gains of $7.6 million and $16.2 million for the comparable periods of

2005. The mark to market loss on derivative contracts is the result of the decline in the forward LIBOR curve during the quarter. Our policy has been to hedge approximately 90% of the debt collateralizing our loans held for investment during their fixed interest rate period, “locking in” the interest spread for the hedged debt. The current decline in the market value of existing swaps indicates the expectation of an offsetting future decline in bond interest expense. Our net cash flow on the loans and debt outstanding remain the same regardless of whether the forecast changes in interest rates occur. We cannot predict the future path of interest rates, nor can we predict in a definitive manner the magnitude by which these changes in the fair market value of our swaps and cap could cause our total revenue and net income to increase or decrease during periods of interest rate volatility.

Our portfolio of loans held for investment, net, was $5.9 billion as of September 30, 2006, an increase of $167.7 million during the quarter as the amount of new loans added to the portfolio during the quarter exceeded loan repayments. The percentage of our originations we retain for the portfolio in any given period will vary based upon the size of the portfolio we hold, prepayments during the quarter, and the availability of loans which meet our cash flow, credit, and projected return criteria. As of September 30, 2006, the financing debt on the loans held in our portfolio was 13.5 times our equity, which approximates our 13:1 portfolio leverage target. We intend to maintain our current leverage of approximately 13:1 through the fourth quarter of 2006. Accordingly, we may elect to classify a larger proportion of fourth quarter originations for sale than has been our historical tendency.

Our continuing operations originated $1.4 billion of mortgage loans during the three months ended September 30, 2006, a 26% reduction from the $1.9 billion originated by our continuing operations during the same period in 2005. Year to date originations from our continuing operations were $3.9 million as of September 30, 2006. Our origination volumes declined in 2006 as a result of heightened competition for new loan originations on both price and credit, which has been intensified by the industry-wide reduction in total mortgage loan originations. In response to these current market conditions, we have implemented a number of initiatives during the third quarter of 2006 to increase origination volumes, including the introduction of several new products, which includes new alt-A products and a number of enhancements to our non-prime products, the improvement of our technology throughout the origination cycle, a simplified rate sheet that reflects the actual rates at which we lend, and a new commission plan based on loans’ net value to us. Originations in the third quarter of 2006 decreased 5% compared to the previous quarter.

Net cost to produce for our continuing operations was 2.7% and 2.9% of total loan originations, respectively, in the three and nine months ended September 30, 2006, compared to 2.4% and 2.5%, in the three and nine months ended September 30, 2005, respectively. The increase in cost to produce as a percentage of loan fundings compared to the prior year is due primarily to the changes in funding volumes between periods and the inclusion of $0.8 million of costs related to the consolidation of operations centers as well as a $0.6 million reserve recorded in the third quarter of 2006 for an outstanding legal matter. The expenses related to operation center consolidations under our cost management initiatives were accelerated and recognized in the current period in accordance with GAAP, but will reduce recurring costs in future periods. Our fixed production expenses have generally increased in 2006, due primarily to increased sales personnel salaries and benefits, as a result of our initiatives to maintain market share in an increasingly competitive market. To mitigate these increases, we began to execute a number of cost reduction initiatives during the third quarter of 2006, including pricing and commission changes to reduce the level of premiums paid; increased use of technology, including the rollout of our new loan origination software and incentives for on-line submissions; consolidation of our operations centers, as appropriate, vendor re-structuring, and strategic outsourcing for services that are not deemed essential.

In the first quarter of 2006, our Board of Directors approved a plan to sell, close or otherwise dispose of the assets of our conforming retail and conforming wholesale segments. In February 2006, the assets pertaining to these segments’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division were combined with our non-conforming retail offices. The pre-tax loss on disposal was $0.9 million and is included in discontinued operations, net of income tax, in the Condensed Consolidated Statements of Operations in the first quarter of 2006.

Restatement of Condensed Consolidated Financial Statements

The following discussion contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement discussed in Note 1(g) to the unaudited condensed consolidated financial statements included in this report.

Key Components of Financial Results of Operations

Revenues

Our revenues are based primarily on the spread between the interest income we receive from the loans we fund for investment and the interest expense on the debt financing these loans, sale margins on our loans held for sale, prepayments on our mortgage loans held for investment, credit losses on our investment portfolio, and origination volumes. During periods of rising interest rates, we would generally increase the mortgage interest rates we charge on our loan originations, but we will also experience an increase in our costs of borrowing to finance the loans. If the rise in borrowing costs is greater than the increase in the coupon on new originations of loans held for investment, which we have experienced in 2006, net interest income spread will be lower on the new loans replacing the older loans as they prepay. Rising interest rates may lead to decreases in loan prepayments of our hybrid adjustable-rate mortgages during the initial loan period in which our borrowers pay a fixed interest rate, generally during the first two to three years of the loan, but increase prepayments at or near the reset date of the loan, when the coupon resets to a six-month LIBOR-based ARM reflecting the higher market rates. Decreases in prepayment speeds result in lower prepayment fee income, but offer higher net interest income and potential expense reductions in the form of decreases to the rate of amortization of deferred origination costs and bond issuance costs, which are recorded as a reduction in yield.

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

Allowance for Loan Losses—Loans Held for Investment

Because we maintain our loans held for investment on the statements of condition for the life of the loans, we maintain an allowance for loan principal losses based on our estimates of the losses inherent in the portfolio. This is a critical accounting policy because of the subjective nature of the estimates required and potential for imprecision. Two critical assumptions used in estimating the loss reserve are an assumed rate at which the loans go into foreclosure subsequent to initial default and an assumed loss severity rate, which represents the expected rate of realized loss upon disposition of the properties that have been foreclosed. Prior to the second quarter of 2006, we utilized industry loss assumptions for loans similar in credit, loan size, and product type in making these estimates regarding losses because we had limited historical loss data on our past originations, all of which were sold servicing-released prior to October 2003. Beginning in the second quarter of 2006, we began to blend our own historical delinquency experiences with industry averages in estimating the percentage of loans that are delinquent 30+ days that will ultimately go to foreclosure. This resulted in an estimate that approximately 20% of the loans 30+ days delinquent will ultimately go to foreclosure. During the third quarter of 2006, we increased our estimate of the proportion of foreclosed properties that will be transferred to real estate owned as a result of our actual experience in the current market environment. In addition to blending our own historical delinquency experiences with industry averages, we began to utilize historical loss experiences in estimating loss severity for pools for which we have significant realized loss experience during the second quarter of 2006. Applying this methodology individually to each pool yielded an estimated average loss severity of approximately 26% for 2003, 2004 and first quarter 2005 vintage loans. We continue to use industry loss severity estimates of 35% for the pools that have been securitized since the second quarter of 2005 for which significant realized loss experience for our own loans is not available. These underlying assumptions and estimates are periodically evaluated and updated to reflect our current assessment of the value of the underlying collateral, actual historical loss experience, and other relevant factors impacting portfolio credit quality and inherent losses.

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

We place individual loans on non-accrual status when they are 90 days or more past-due or when, in the opinion of management, the collection of principal and interest is in doubt. At the time an individual loan is placed on non-accrual status, all previously accrued but uncollectible interest is reversed against current period interest income. In addition, we reserve for interest income accrued on our pool of homogeneous 30 and 60 day delinquent loans by estimating the interest due on the pool of loans that migrate to non-accrual status in the future on the basis of the same loss roll rate assumptions.

Reserve for Losses—Loans Sold

We maintain a reserve for our representation and warranty liabilities related to the sale of loans and for our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the loans sold and to the collectibility of the initial payments following the sale of the loan. The reserve, which is recorded as a liability on our consolidated statements of condition, is established when loans are sold and is calculated as the fair value of losses estimated to occur over the life of the loan. The reserve for losses is established through a provision for losses, which is reflected as a reduction of the gain on the loans sold at the time of sale. We forecast future losses on current sales based on our analysis of our actual historical losses, stratified by type of loss, type of loan, lien position, collateral location, and year of sale. This analysis takes into consideration historical information regarding frequency and severity of losses and compares economic and real estate market trends which may have affected historical losses and the potential impact of these trends to losses on current loans sold. We estimate losses due to premium recapture on early loan prepayments by reviewing historical experience for similar product and rate classes, borrower prepayment fees, if any, and estimates of future interest rate volatility. We adjust the provision expense if the actual loss trend on loans sold varies compared to the loss provision previously forecast.

Lower of Cost or Market Value Adjustment—Loans Sold

Mortgage loans held for sale are to be stated at the lower of (1) their historical cost or (2) their market value according to the provisions of Statement of Financial Accounting Standards No. 65 “Accounting for Certain Mortgage Banking Activities” (Statement No. 65). During 2006, we determined that the market value of certain second lien loans held for sale was less than their cost based on quoted prices of similar loans. Accordingly, we established an allowance to reduce the carrying value of these loans to their estimated lower of cost or market value. The charge to establish the allowance was recorded as a reduction in “Gain on sales of mortgage loans, net.” We routinely evaluate the cost and estimated market value for all of our loans and update the allowance as necessary.

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

We have sought to partially offset the impact to our net interest income of faster than anticipated prepayment rates by originating mortgage loans with prepayment fees. These fees typically expire two years after origination of a loan. Approximately 85.0% and 86.0% of our mortgage loan portfolio had prepayment fee features as of September 30, 2006 and December 31, 2005, respectively. Our experience is that prepayment rates on our portfolio increase as these predominately adjustable-rate loans reach their initial adjustments, typically two to three years after funding the loans. The varying prepayment rate, referred to on an annualized basis as the constant prepayment rate (CPR) is reforecast each quarter to project cash flows based upon historical industry data for similar loan products in the context of the current markets and our actual history to date. The forward-looking expected CPR used in our current assumptions averages 28 CPR during the first 12 months, averages 40 CPR through month 21, and increases to an average of 78 CPR during the months immediately before and after the reset date, declining to an average 29 CPR thereafter. If prepayment speeds increase, our net interest margin would decrease due to the reduction in outstanding principle and the additional cost amortization, which may be partially offset by an increase in prepayment fee income.

Derivatives

The economic hedging of our interest rate risk related to our loans held for sale is a critical accounting policy related to our business because of its interest rate sensitivity and the difficulty in estimating which interest rate locks will convert to closed loans as interest rates fluctuate. We use various financial instruments to economically hedge our exposure to changes in interest rates. The financial instruments typically include mandatory delivery forward sale contracts of mortgage-backed securities, mandatory and best efforts whole-loan sale agreements, and treasury note forward sales contracts. These financial instruments are intended to mitigate the interest rate risk inherent in providing interest rate lock commitments to prospective borrowers to finance one-to-four family homes and to economically hedge the value of our loans held for sale prior to entering fixed price sale contracts.

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

We economically hedge against unfavorable changes in the benchmark interest rate for our cost of financing during the period that the coupon interest rate on the related loans to our borrowers is fixed using interest rate swap agreements. These derivatives are not classified as cash flow hedges under Statement No. 133. The change in fair value of the derivative during the hedge period is reported as a component of “Other income (expense)—portfolio derivatives.” The periodic net cash settlements and any gain or loss on terminated swaps are also reported as a component of “Other income (expense)—portfolio derivatives.” We also entered into an interest rate cap agreement to economically hedge interest rate changes relative to our first securitization in the fourth quarter of 2003. The cap was not designated as a cash flow hedge instrument, and as such, realized and unrealized changes in its fair value were recognized as a component of “Other income (expense)-portfolio derivatives” during the period in which the changes occur. The interest rate cap expired in 2005.

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

Prior to the second quarter of 2006, we had previously estimated that 80% of the options granted to employees would ultimately vest, and we recognized expense based on the fair value of these options. During the second quarter of 2006, based on actual forfeiture experience to date, we revised our estimate of forfeitures. We currently estimate 70% of the options granted will ultimately vest, and we adjusted stock compensation expense accordingly. This revision in estimate resulted in a decrease in stock compensation expense of $0.1 million during the nine months ended September 30, 2006.

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

Net Income

We reported net losses of $45.0 million and $28.3 million, respectively, for the three months and nine months ended September 30, 2006 compared to net income of $23.0 million and $88.6 million for the corresponding periods of 2005.

Net income decreased in the three and nine months ended September 30, 2006 compared to the same periods of the prior year due primarily to increased provision for loan losses, decreased net yield on loans held for investment, decreased sales premiums on loans held for sale, charges recorded in 2006 to reduce second lien loans held for sale to the lower of cost or market value, and increased mark to market losses on our derivative contracts used to economically hedge our portfolio. The increased provision for loan losses is the result of the increase in and acceleration of delinquencies being experienced on more recent loan originations due to slowing home price appreciation, an increase in consumer debt, higher average mortgage payments and to the aging of the portfolio. Slowing home price appreciation has also increased loss severities. Net yield on loans held for investment has decreased on recent originations, as financing costs have increased at a greater rate than coupon interest rates on new loans due to intense competition for new originations. The decreased interest rate spread available on new originations has also decreased sales premiums on loans held for sale. Results of operations for the three and nine months ended September 30, 2006 also include $0.4 million and $4.9 million, respectively, of charges to reduce second lien loans to the lower of cost or market value due to the decline in the demand for second lien loan products due to slowing home price appreciation, increased industry-wide defaults on second lien loans, and an increase in the forecast of losses on pools of second lien loans by prominent rating agencies. Increases of $32.7 million and $40.4 million, respectively, of mark to market losses on our derivative contracts as a result of changes in forward interest rate curves have also decreased net income in 2006.

In addition, net income for the nine months ended September 30, 2006 includes the recognition of a $0.9 million pre-tax loss on the disposal of our discontinued operations that occurred in the first quarter of 2006.

Revenues

Net Interest Income After Provision for Loan Losses

The following are the components of net interest income after provision for loan losses for the three and nine months ended September 30, 2006 and 2005:

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Coupon interest income on loans held for investment	$108,252	$84,621	$306,042	$243,297
Coupon interest income on loans held for sale	7,399	7,677	20,991	24,810
Amortization of deferred origination costs	(5,970)	(8,832)	(18,945)	(19,618)
Prepayment fees	4,799	9,151	15,537	24,671

Total interest income	114,480	92,617	323,625	273,160

Interest expense:
Financing interest expense on loans held for investment[1]	84,810	50,023	225,981	126,149
Financing interest expense on loans held for sale	4,069	3,721	10,261	10,082
Amortization of deferred bond issuance costs and issue discount	2,353	4,338	7,687	8,593

Total interest expense[1]	91,232	58,082	243,929	144,824

Net interest income[1]	23,248	34,535	79,696	128,336
Provision for loan losses—loans held for investment	28,035	11,045	38,894	22,402

Net interest (expense) income after provision for loan losses[1]	$(4,787)	$23,490	$40,802	$105,934

[1]	Does not include the effects of our interest rate hedges.

The following table presents the average balances of our loans held for investment, loans held for sale, and our warehouse and securitization financing, with the corresponding annualized yields for the three and nine months ended September 30, 2006 and 2005:

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average balances:
Mortgage loans held for investment	$5,745,314	$4,986,748	$5,588,957	$4,820,949
Securitization financing—loans held for investment	5,072,791	4,339,839	4,958,889	4,257,215
Warehouse financing—loans held for investment	674,767	552,965	555,141	431,853
Yield analysis—loans held for investment:
Coupon interest income on loans held for investment	7.37%	6.64%	7.22%	6.65%
Amortization of deferred origination costs	(0.41)%	(0.69)%	(0.45)%	(0.53)%
Prepayment fees	0.33%	0.72%	0.37%	0.67%

Yield on loans held for investment	7.29%	6.67%	7.14%	6.79%
Interest expense securitization financing[1]	5.74%	3.96%	5.37%	3.49%
Interest expense warehouse financing	6.03%	4.36%	5.67%	4.10%
Amortization—deferred bond issuance costs and issue discount	0.18%	0.39%	0.20%	0.27%

Cost of financing for loans held for investment[1]	5.94%	4.35%	5.59%	3.79%
Net yield on loans held for investment[2]	1.36%	2.40%	1.63%	3.11%
Provision for loan losses as % of average loan balance	(1.91)%	(0.87)%	(0.92)%	(0.62)%

Net yield on loans held for investment after provision for loan losses[1]	(0.55)%	1.53%	0.71%	2.49%

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average balances:
Mortgage loans held for sale	$331,040	$414,872	$348,236	$444,226
Warehouse financing—loans held for sale	268,449	322,896	256,744	312,651

Yield analysis—loans held for sale:

Yield on loans held for sale	8.75%	7.24%	7.95%	7.36%
Cost of financing for loans held for sale	5.93%	4.51%	5.27%	4.25%
Net yield on loans held for sale [2]	3.94%	3.73%	4.06%	4.37%

Combined yield—net interest income after provision for loan losses, loans held for investment and held for sale	0.37%	2.26%	1.60%	2.91%

[1]	Does not include the effect of our interest rate hedges.
[2]	Calculated as the annualized net interest income divided by the average daily balance of mortgage loans. The net yield on loans will not equal the difference between the yield on loans and the cost of financing due to the difference in the denominators of the two calculations.

Net Interest Income After Provision for Loan Losses Earned on Loans Held for Investment

Interest income on loans held for investment was $107.1 million and $302.6 million, respectively, for the three and nine months ended September 30, 2006 compared to $84.9 million and $248.4 million for the three and nine months ended September 30, 2005, respectively. The increase in both the three and nine month periods ended September 30, 2006 was primarily the result of higher coupon rates and an increase in the average portfolio balance in 2006. Our average portfolio balance increased approximately $0.8 billion for both the three and nine months ended September 30, 2006, respectively, compared to the same periods of the prior year.

Yield on loans held for investment increased to 7.29% and 7.14%, respectively, in the three and nine months ended September 30, 2006 from 6.67% and 6.79%, respectively, in the same periods in 2005. This change reflects the increase in the coupon on the loans that reached their note resets from fixed to adjustable rates during the period combined with higher coupons on new loans added to the portfolio.

Interest expense for both warehouse and securitization financings rose in the three and nine months ended September 30, 2006 as compared to the same periods in 2005 due to higher interest rates and outstanding balances. Our average cost of financing for loans held for investment increased to 5.94% and 5.59%, respectively, for the three and nine months ended September 30, 2006, compared to 4.35% and 3.79%, respectively, for the three and nine months ended September 30, 2005.

As discussed above, our cost of financing new loans has increased more rapidly than the rise in coupon rates and as a result our margins have declined. We expect this to continue through the remainder of 2006 as loans originated during periods of higher margin spreads continue to prepay.

Prepayment fee income, which constitutes a portion of the net interest margin earned by our portfolio, has declined to 0.37% of our portfolio balance throughout the first nine months of 2006 compared to 0.67% in the same period of 2005. In the current environment, borrowers are increasingly deferring the prepayment of their loan until after the expiration of their prepay fee period. We expect prepay fee income to increase slightly in the fourth quarter of 2006 due to the higher notional balance of loans expected to prepay through year end, as they reach the reset of their initial fixed rate coupon period to a higher adjustable interest coupon.

The $19.9 million and $69.0 million of net interest income before provision for loan losses earned on loans held for investment in the three and nine months ended September 30, 2006, respectively, does not include the $11.3 million and $33.4 million, respectively, of net cash settlements received in 2006 under the terms of the swap agreements used to economically hedge the financing costs of our loans held for investment, which is included in the line item “Other income (expense)—portfolio derivatives” in the condensed consolidated statement of operations.

Provision for loan losses increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 due primarily to the sharp rise in delinquencies and faster transition to foreclosure experienced on more recent loan originations The increase in the provision for loan losses was partially offset for the nine months ended September 30, 2006 by a reduction in our loan loss estimates relative to 2003 and 2004 vintage loans, as indicated by lower than forecast actual life to date loss experience. Our realized losses on 2003 and 2004 originations were lower than initial expectations due to strong home price appreciation in 2003 through early 2005, and faster than anticipated prepayment speeds.

In response to the rise in delinquencies, we have developed the following initiatives:

•	revised product guidelines and pricings to eliminate products with the most significant delinquencies;

•	limiting the age of appraisals and narrowing acceptable thresholds for the automated verification of appraisals;

•	utilization of new technology and resources to identify high risk loans prior to origination and flag these loans for additional manual procedures;

•	enhanced collections efforts on early stage delinquencies;

•	comprehensive third-party delinquency and loss monitoring oversight for all 2006 originations;

•	increased internal staffing addressing servicer work-flow; and

•	direct boarding of our loans held for investment with our servicer to avoid an immediate servicing transfer.

We believe that these initiatives will mitigate, to the extent possible, the impact of higher early payment defaults, delinquencies, and losses during the current market cycle. We expect to begin to see the impact of these initiatives in the fourth quarter of 2006 and the full impact in 2007.

Net Interest Income Earned on Loans Held for Sale

Net interest income earned on loans held for sale includes the net interest spread on our loans held for sale during the period from funding to sale date. Our loans held for sale generated net interest income of $3.3 million and $10.7 million, respectively, in the three and nine months ended September 30, 2006 compared to $4.0 million and $14.7 million, respectively, in the same periods in 2005. The decrease in the nine months ended September 30, 2006 compared to the same period of the prior year is also due to the decrease in net yield to 4.06% from 4.37% in the same period of 2005.

The decline in yield over the first nine months of 2006 compared to 2005 reflects the decrease in the net interest spread available on new loans due to rising market rates in the first nine months of 2006 and intense competition for new originations, which we expect to continue throughout 2006 and into 2007.

Gains on Sales of Mortgage Loans, Net

The components of the gains on sale of mortgage loans, net are as follows for the three and nine months ended September 30, 2006 and 2005:

($ in 000s)	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	% of Sales Volume	2005	% of Sales Volume	2006	% of Sales Volume	2005	% of Sales Volume
Gross premiums - whole loan sales, net of hedging gains or losses	$9,342	1.6%	$25,074	2.7%	$35,566	1.9%	$77,714	2.9%
Fees collected, net of premiums paid[1]	2,836	0.5%	1,136	0.1%	5,505	0.3%	1,975	0.1%
Direct origination costs[1]	(4,912)	(0.8)%	(6,951)	(0.7)%	(13,906)	(0.7)%	(20,521)	(0.8)%

Subtotal	7,266	1.3%	19,259	2.1%	27,165	1.5%	59,168	2.2%
Provision for losses—sold loans[2]	(3,873)	(0.7)%	180	0.0%	(11,524)	(0.7)%	(5,227)	(0.2)%

Gains on sales of mortgage loans, net	$3,393	0.6%	$19,439	2.1%	$15,641	0.8%	$53,941	2.0%

Loan sales volume	$586,266		$943,029		$1,870,907		$2,678,774

[1]	Loan fees collected, premiums paid and direct origination costs are deferred at funding and recognized on settlement of the loan sale.
[2]	The market for second lien loans declined significantly during 2006. This allowance includes the provision in 2006 to reduce our second lien loans held for sale to the lower of cost or market value.

The gross premiums on whole loan sales, net of hedging gains or losses, for first and second lien loans sold in the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross whole loan sale premiums, net of hedging gains or losses:
First lien mortgage loans	1.8%	3.0%	2.2%	3.1%
Second lien mortgage loans	(1.3)%	1.4%	0.0%	1.8%
Total	1.6%	2.7%	1.9%	2.9%

The gains on sales of mortgage loans, net, decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due primarily to lower sales volumes and decreased sales premiums as a result of the market-driven reduction in the net interest spread on new loans sold. The year-over-year decrease for the nine months ended September 30, 2006 is also attributable to a significant decline in the market value of certain second lien products in 2006 that necessitated a charge to reduce these loans to their lower of cost or market value. As a result of slowing home price appreciation, increased industry-wide defaults on second lien loans, and an increase in the forecast of losses on pools of second lien loans, the market value of our second liens held for sale during 2006 declined below par value. During the three and nine months ended September 30, 2006, we recognized $0.4 million and $4.9 million, respectively, of pre-tax charges to gains on sales of loans to reduce our second lien loan inventory to their lower of cost or market value. In response to this value decline, we have discontinued the origination of lower FICO second lien products whose market value has been the most severely affected, and will continue to evaluate our product offerings to maximize sale premiums. We chose to hold second lien loans which met our expected return criteria for investment following these declines in market value.

Sales premiums earned on first lien mortgages declined to 1.8% in the third quarter of 2006 from 3.0% in the third quarter of 2005, as a result of the market-driven reduction in the net interest spread on new loans sold. For the nine months ended September 30, 2006, sales premiums on first lien mortgages declined to 2.2% from 3.1% in the comparable period of 2005. We expect gross sale premiums to continue at lower levels than 2005 in the fourth quarter of 2006 and into 2007 as the industry responds to increased competition, triggered in part by a decline in the overall mortgage market, by continuing to originate loans with reduced interest spreads compared to 2005 originations.

The year over year decrease in sales volumes was due to decreased originations in 2006 and a larger proportion of the loans originated in 2006 meeting the credit and coupon filters for our held for investment portfolio. The decision to retain second lien loans that met return criteria for investment beginning in the third quarter of 2006 also decreased sales volumes.

We maintained a $0.7 million valuation allowance on $12.8 million of unsaleable loans with documentation deficiencies or delinquency histories as of September 30, 2006.

Other Income (Expense)—Portfolio Derivatives

We use interest rate swap and cap agreements to create economic hedges of the variable rate debt financing of our portfolio of non-conforming mortgages held for investment.

During the period that our loans have a fixed interest rate, generally the first two to three years of the loan, an increase in interest rates will increase our cost of financing for the debt related to those loans without a corresponding increase in the interest income we receive from borrowers. Fieldstone mitigates the risk of adverse effects of changes in interest rates during this period using interest rate swaps. Under these swap agreements, which are generally for a period of two years, we contract to pay a fixed interest rate on a notional balance to the counterparty in exchange for receiving from them the actual LIBOR rate on the notional balance. We currently economically hedge approximately 90% of the debt in our portfolio related to the fixed interest rate period of the loans. We do not economically hedge any debt that has a floating interest rate, as any impact of a change in interest rates would have offsetting increases on both our cost of financing and our interest income. As a result of fluctuations in the forward LIBOR curve, including a flat or inverted future curve, management continues to evaluate our hedging strategy. We may modify our hedging in future periods by utilizing a combination of interest rate caps and swaps or electing to economically hedge less than 90% of our debt during the fixed interest rate period of the loans.

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

The amount of cash settlements and non-cash changes in value that were included in “Other income (expense)—portfolio derivatives” is as follows for the three and nine months ended September 30, 2006 and 2005:

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Non-cash changes in fair value	$(25,088)	$7,630	$(24,218)	$16,171
Net cash settlements paid on existing derivatives	11,333	8,000	33,442	10,369

Other income (expense)—portfolio derivatives	$(13,755)	$15,630	$9,224	$26,540

Our portfolio derivatives allow us to “lock-in” the expected financing costs of our investment portfolio over a future contractual time period. At September 30, 2006 and December 31, 2005, the notional balance of our interest rate swaps was $4.5 billion and $5.0 billion, respectively.

We have multiple interest rate swap agreements that aggregate to provide our total hedge coverage, and our interest expense during any given period will be impacted by the weighted average interest rate of the existing swap agreements. Our older, lower rate swaps have begun to expire and are being replaced by swap agreements that bear higher interest rates, as interest rates have consistently risen throughout 2005 and the first nine months of 2006. The rise in our weighted average swap rate has been partially offset by increased coupon rates on our loans as a result of the rising interest rates.

The following chart illustrates the weighted average interest rate of our swap agreements for the periods presented:

The following table summarizes the average notional balance and the weighted average interest rate of our interest rate swaps that had been executed as of September 30, 2006 for the three months ending December 31, 2006 and the year ending December 31, 2007:

($ in 000s)	Period Ending December 31,
	2006		2007
	Average Notional Balance	Weighted Average Pay Rate	Average Notional Balance	Weighted Average Pay Rate
Interest rate swaps	$3,978,000	4.76%	$2,565,000	4.99%

The mark to market valuation change for our derivative contracts is the result of decreases in the forward LIBOR curve. Generally, forward curves predicting falling LIBOR rates will decrease the fair value of our derivatives and our net cash settlements on existing derivatives. However, we cannot predict the net effect of interest rate volatility in future periods on our other income (expense)—portfolio derivatives.

Expenses

Total expenses for the three and nine months ended September 30, 2006 and 2005 are as follows:

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and employee benefits	$18,553	$18,781	$58,588	$54,204
Occupancy	2,481	1,703	6,165	4,998
Depreciation and amortization	1,159	922	3,089	2,474
Servicing fees	2,730	2,208	8,022	6,555
General and administration	8,290	8,097	23,595	22,418

Total expenses	$33,213	$31,711	$99,459	$90,649

Percentage change from prior period	4.7%		9.7%

Total Expenses. Total expenses increased during the three and nine months ended September 30, 2006 compared to the same periods in 2005 due primarily to costs related to the growth of our loan portfolio and development of our corporate infrastructure. We have also incurred $0.8 million of costs related to the consolidation of operations centers as well as increased legal expenses, including $0.6 million recorded for a litigation reserve, during the third quarter of 2006. The costs related to consolidating operations centers were accelerated and recognized in the current period in accordance with GAAP, but will reduce recurring costs in future periods. We expect total expenses in the fourth quarter of 2006 to continue to be higher than the comparable period in 2005 due primarily to increased third-party servicing fees on the higher average balance of our loan portfolio, additional corporate office personnel to facilitate compliance with the Sarbanes-Oxley Act of 2002 and development of our infrastructure for other public-company functions and additional costs to support initiatives related to information technology improvements. To mitigate these increased costs, we have implemented various cost management initiatives, including pricing and commission changes, increased use of technology, vendor restructuring, and consolidation of several operations centers. We expect to begin to see the benefit of these initiatives in the fourth quarter of 2006 and to fully realize the benefit in 2007.

We have partially replaced our two non-integrated conforming and non-conforming origination software systems with a single, integrated system to serve as both the conforming and non-conforming origination and funding support system, and upgraded “Fieldscore,” our pre-approval and credit gathering engine. The project involves purchasing, developing, installing, training and supporting the new system, which we expect to be fully implemented by the end of 2006. Costs related to these initiatives include maintenance, depreciation, and amortization for these technological initiatives, as well as increased personnel costs due to increased technology staffing levels during the upgrade. We have capitalized $5.6 million to date for these hardware and software development initiatives, and expensed approximately $0.5 million and $1.2 million for the three and nine months ended September 30, 2006, respectively. We expect our expenses related to the new technologies to increase in 2006 as we complete development of the software and place the system fully into service.

Salaries and Employee Benefits. The increase in salaries and employee benefits, net of deferred direct origination costs, in the nine months ended September 30, 2006 compared to the same period in 2005 is due to the additional internal staffing requirements of operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002, and additional information technology personnel to support our ongoing technological enhancements in access and security controls. We have also experienced increased employee benefit expenses related to our self-insurance health plan in the current year.

Salaries and employee benefits decreased slightly in the three months ended September 30, 2006 compared to the same period in 2005 as the additional internal staffing requirements of operating as a public company and additional information technology personnel were offset by a decreased number of loan officers following the disposal of the conforming division and our initiative to consolidate operations centers.

Servicing Fees. Servicing fees paid to our third-party servicer of the loans in our portfolio increased for the three and nine months ended September 30, 2006 compared to the same periods in the prior year. Servicing fees vary with the number of loans held for investment, and all of our loans held for investment are currently serviced by a third-party servicer beginning with the loan’s first mortgage payment due after funding. The increase in servicing fees in 2006 is due primarily to an increase in the average balance of our portfolio. In addition, compensatory interest received from the servicer that was netted against servicing fees during the nine months ended September 30, 2006 decreased to approximately $0.8 million compared to approximately $1.4 million for the nine months ended September 30, 2005. These year over year increases were partially offset by lower servicing rates negotiated with our third-party servicer on recently issued securitization deals.

General and Administration. General and administration expenses increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 due primarily to increased audit fees for our re-audit of financial results for the years ended December 31, 2004 and 2003 and the depreciation and amortization of our new loan origination software system, which began in late 2005. The re-audit was completed in the first quarter of 2006. General and administrative costs for the three and nine months ended September 30, 2006 also increased due to increased legal expenses, including $0.6 million for a litigation reserve. We do not expect general and administration expenses to increase significantly during the remainder of 2006, as our new cost management initiatives are expected to substantially offset variable loan related costs, which we anticipate may rise with any origination volume increases, and the incremental expenses related to our new loan origination software system.

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

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
FMC pre-tax net (loss) income[1]	$(9.7)	$8.1	$(24.1)	$13.3
Effective tax rate	39.2%	42.2%	37.1%	36.0%

[1]	Includes loss from discontinued operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005.

The effective tax rate includes the amortization of a deferred tax asset related to prior year inter-company loan sales.

Consolidated Statements of Condition as of September 30, 2006 and December 31, 2005

Mortgage Loans Held for Investment

The following table summarizes the principle balance of our investment portfolio for the nine months ended September 30, 2006 and the year ended December 31, 2005:

($ in 000s)	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Beginning principal balance	$5,530,216	$4,735,063
Loan fundings	2,089,497	3,341,911
Payoffs and principal reductions	(1,796,887)	(1,981,866)
Transfers to mortgage loans held for sale, net	—	(530,830)
Transfers from mortgage loans held for sale, net	145,594	—
Transfers to real estate owned	(82,818)	(34,062)

Ending principal balance	5,885,602	5,530,216
Net deferred loan origination costs	33,620	40,199

Ending balance loans held for investment	5,919,222	5,570,415
Allowance for loan losses	(64,034)	(44,122)

Ending balance loans held for investment, net	$5,855,188	$5,526,293

During the nine months ended September 30, 2006, we originated $2.1 billion in new loans for the portfolio. The increase in the portfolio balance is the result of new fundings exceeding payoffs during the first nine months of 2006. The portfolio generated $19.9 million of net interest income before provision for loan losses.

We estimate prepayment speeds based upon historical industry data for similar loan products and actual history to date, which are adjusted for current market assumptions regarding future economic conditions such as home price appreciation and interest rate forecasts. These assumptions for prepayment speeds indicate an average loan life of approximately 22 months. There can be no assurance that this industry data will be reflective of our actual results.

We intend to maintain our current leverage of approximately 13:1 through the fourth quarter of 2006. Accordingly, we may elect to classify a larger proportion of fourth quarter originations as held for sale than has been our historical tendency, dependent upon any fluctuations in leverage.

Allowance for Loan Losses—Loans Held for Investment

The following table summarizes the allowance for loan loss activity of our investment portfolio for the nine months ended September 30, 2006 and the year ended December 31, 2005:

($ in 000s)	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Beginning balance allowance for loan losses	$44,122	$22,648
Provision	38,894	30,065
Charge-offs	(18,982)	(8,591)

Ending balance allowance for loan losses	$64,034	$44,122

Ending principal balance, mortgage loans held for investment	$5,885,602	$5,530,216
Ending allowance balance as a % of ending principal balance	1.08%	0.79%

The delinquency status of our loans held for investment as of September 30, 2006 and December 31, 2005 was as follows:

($ in 000s)	September 30, 2006		December 31, 2005
	Principal Balance	Percentage of Total	Principal Balance	Percentage of Total
Current	$4,932,170	83.8%	$4,925,656	89.1%
30 days past due	528,003	9.0%	359,074	6.5%
60 days past due	171,742	2.9%	93,663	1.7%
90+ days past due	100,039	1.7%	65,810	1.2%
In process of foreclosure	153,648	2.6%	86,013	1.5%

Total	$5,885,602	100.0%	$5,530,216	100.0%

Allowance for loan losses	$64,034		$44,122

Allowance for loan losses as a % of total delinquent loans (30+ days past due and loans in the process of foreclosure)	6.7%		7.3%

Delinquency, life to date loss experience, and weighted average coupon rate of our loans held for investment by securitization pool as of September 30, 2006 and December 31, 2005 were as follows:

($ in 000s)	As of September 30, 2006
	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent[1]	% of Cumulative Realized Losses[2]	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$43,431	9%	19.3%	0.55%	9.57%	38
FMIT Series 2004-3	210,706	21%	19.7%	0.45%	8.65%	29
FMIT Series 2004-4	270,219	31%	14.7%	0.49%	9.21%	26
FMIT Series 2004-5	421,364	47%	8.5%	0.40%	7.14%	24
FMIT Series 2005-1	405,719	54%	7.5%	0.43%	6.90%	22
FMIT Series 2005-2	730,423	76%	8.1%	0.30%	7.10%	16
FMIT Series 2005-3	1,000,842	86%	7.2%	0.16%	7.30%	12
FMIT Series 2006-1	855,668	92%	7.2%	0.10%	7.90%	9
FMIT Series 2006-2	782,093	98%	3.6%	0.00%	8.26%	3

Total	4,720,465	60%	7.2%	0.30%		14
Loans held for investment-to be securitized	975,340	100%	1.0%	0.00%		2
Loans held for investment-previously securitized	189,797	12%	20.9%	0.25%		34

Total loans held for investment	$5,885,602	56%	7.2%	0.27%	7.9%	13

($ in 000s)	As of December 31, 2005
	Current Principal Balance	Current Balance as Factor of Original Principal	% of Principal Balance Seriously Delinquent[1]	% of Cumulative Realized Losses[2]	Weighted Avg. Coupon	Avg. Age of Loans from Funding (months)
Loans held for investment-securitized:
FMIC Series 2003-1	$83,201	17%	17.1%	0.31%	8.79%	29
FMIT Series 2004-2	221,352	33%	9.1%	0.22%	8.48%	25
FMIT Series 2004-3	398,754	45%	7.0%	0.30%	6.83%	22
FMIT Series 2004-4	556,056	56%	6.9%	0.18%	6.46%	20
FMIT Series 2004-5	535,681	61%	7.5%	0.20%	6.97%	17
FMIT Series 2005-1	610,985	68%	6.7%	0.07%	6.80%	15
FMIT Series 2005-2	562,331	75%	4.9%	0.11%	6.92%	13
FMIT Series 2005-3	918,831	95%	3.0%	0.00%	7.14%	7
FMIT Series 2006-1	1,156,571	99%	0.7%	0.00%	7.34%	3

Total	5,043,762	65%	4.9%	0.14%		13
Loans held for investment-to be securitized	486,454	100%	0.1%	0.00%		1

Total loans held for investment	$5,530,216	67%	4.4%	0.13%	7.13%	12

[1]	Seriously delinquent is defined as a mortgage loan that is 60 + days past due or in the process of foreclosure.
[2]	Does not include previously accrued but uncollected interest, which is reversed against current period interest income.

The allowance for loan losses was $64.0 million as of September 30, 2006 compared to $44.1 million as of December 31, 2005, reflecting the portfolio growth and seasoning of the underlying loans as well as the flattening of home price appreciation, partially offset by lower than expected realized losses on loans originated in 2003 and 2004.

At September 30, 2006, $425.4 million, or 7.2%, of loans held for investment were seriously delinquent (defined as 60+ days past due or in the process of foreclosure), compared to $245.5 million, or 4.4%, at December 31, 2005. This is consistent with increased and accelerated delinquencies on more recent originations, as well as our expectations of increased delinquencies as the portfolio grows, loans season further, and home price appreciation declines. This rise in delinquencies has also led to an increase in the balance of the loans placed on non-accrual status for interest income recognition as of September 30, 2006 and a related increase in the amount of accrued interest income that was subsequently reversed. We anticipate that our level of delinquencies will increase as the portfolio continues to age and borrowers reach the reset period of their loan from lower fixed interest rates to higher adjustable coupons.

During the nine months ended September 30, 2006, we sold approximately 330 real estate owned properties previously collateralizing loans held for investment. At this time, we believe our estimated average loss severity rates are supported by a combination of industry data, our disposal history, and the risk that loss severity may increase as the loans continue to season and economic factors may affect property values. We will continue to review our loss assumptions and update our estimates as required.

Real Estate Owned

Real estate owned is reported at the lower of cost or market value on the condensed consolidated statements of condition. At the time a loan held for investment is foreclosed and the underlying collateral is transferred to real estate owned, any reduction in value from the loan’s previous carrying balance is charged to the allowance for loan losses – loans held for investment. We record gains and losses at disposal of the property to gain (loss) on disposal of real estate owned, a component of “Fees and other income” on the condensed consolidated statements of operations.

The following is a summary of real estate owned as of September 30, 2006 and December 31, 2005:

($ in 000s)	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Beginning balance real estate owned	$14,997	$4,374
Plus: Transfers from mortgage loans held for sale	7,478	867
Transfers from mortgage loans held for investment	82,818	34,062
Less: Charge-offs	(19,467)	(7,634)
Real estate sold	(38,444)	(16,672)

Ending balance real estate owned	$47,382	$14,997

The increase in real estate owned during the nine months ended September 30, 2006 is due to increased delinquencies and foreclosures.

Mortgage Loans Held for Sale and Related Warehouse Financing—Loans Held for Sale

The following table provides a summary of the mortgage loans held for sale, net and warehouse financing—loans held for sale as of September 30, 2006 and December 31, 2005:

($ in 000s)	September 30, 2006	December 31, 2005
Total mortgage loans held for sale, net	$243,465	$594,269
Warehouse financing—mortgage loans held for sale	$205,812	$434,061
Percentage financed—mortgage loans held for sale	85%	73%

The decrease in mortgage loans held for sale, net, at September 30, 2006 compared to December 31, 2005 reflects lower funding of loans held for sale in the two months preceding September 30, 2006 than in the two months preceding December 31, 2005, decreased overall funding volumes in 2006, the increased proportion of our loans funded for investment in 2006, and our election to hold second lien loans meeting expected return criteria for investment beginning in the third quarter of 2006. The balance of loans held for sale as of December 31, 2005 includes approximately $149 million of loans for which the settlement date of the sale was extended into the first quarter of 2006, which made the balance as of December 31, 2005 unusually large. We typically retain loans held for sale for approximately 60 to 90 days prior to investor purchase.

At September 30, 2006, we had $12.8 million of loans held for sale deemed to be unsaleable at standard sale premiums compared to $5.2 million at December 31, 2005. We have recorded a valuation allowance of $0.7 million and $1.1 million as of September 30, 2006 and December 31, 2005, respectively, for these loans.

Warehouse financing—loans held for sale decreased $228.2 million as of September 30, 2006 compared to December 31, 2005 reflecting our decreased level of mortgage loans held for sale at September 30, 2006.

Trustee Receivable

Trustee receivable decreased to $91.9 million at September 30, 2006 from $130.2 million at December 31, 2005. The decrease reflects lower principal payments and prepaid loan payments received after the cut-off date for the current month bond payments from our nine securitized mortgage pools outstanding as of September 30, 2006 compared to December 31, 2005. The trustee retains funds received after the cut-off date until the following month’s disbursement date

Derivative Assets and Derivative Liabilities

Derivative assets decreased to $15.7 million at September 30, 2006 from $35.2 million at December 31, 2005. Derivative liabilities, included in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated statements of condition, increased to $5.0 million at September 30, 2006 from $0.9 million at December 31, 2005. The change in derivative assets and liabilities primarily relates to the $25.1 million decrease in the fair value of the interest rate swap agreements over the period due to the flattening of the forward LIBOR curve during the period.

Securitization Financing

The following is a summary of the outstanding securitization financing by series as of September 30, 2006 and December 31, 2005:

($ in 000s)	Bonds Issued	Balance as of
		September 30, 2006	December 31, 2005
FMIT Series 2006-2	$766,400	$752,648	$—
FMIT Series 2006-1	904,078	835,641	—
FMIT Series 2005-3	1,094,246	947,447	1,089,820
FMIT Series 2005-2	911,081	691,076	872,455
FMIT Series 2005-1	728,625	396,037	555,650
FMIT Series 2004-5	863,550	415,987	595,481
FMIT Series 2004-4	845,283	275,821	518,283
FMIT Series 2004-3	949,000	177,238	523,296
FMIT Series 2004-2[1]	843,920	—	377,500
FMIT Series 2004-1[2]	652,944	—	233,977
FMIC Series 2003-1	488,923	36,635	83,308

	9,048,050	4,528,530	4,849,770
Unamortized bond discount	(1,130)	(7)	(74)

Subtotal securitization bond financing	9,046,920	4,528,523	4,849,696
Liquid Funding repurchase facility	—	97,175	86,079
Lehman Brothers repurchase facility	—	58,389	62,845

Total securitization financing	$9,046,920	$4,684,087	$4,998,620

[1]	Series 2004-2 was called and paid in full in August 2006.
[2]	Series 2004-1 was called and paid in full in April 2006.

During the nine months ended September 30, 2006 and the year ended December 31, 2005, we issued $1.7 billion and $2.7 billion, respectively, of mortgage-backed bonds through securitization trusts to finance our portfolio of loans held for investment. Interest rates reset monthly and are indexed to one-month LIBOR. The bonds pay interest monthly based upon a spread over LIBOR. We retain the option to repay the bonds when the remaining unpaid principal balance of the underlying mortgage loans for each pool falls below set thresholds of the original principal balance.

During 2006, the current principal balances of the remaining loans as a percentage of the original principal balances of the underlying mortgage loans collateralizing FMIT Series 2004-1 and 2004-2 fell below 20%, permitting us to exercise our option to repay the related bonds. Management reviewed the economic factors relating to this potential call, and subsequently delivered notice in April 2006 to FMIT Series 2004-1 bondholders and in August 2006 to FMIT 2004-2 bondholders to repay the bonds at the next payment date.

As of September 30, 2006 and December 31, 2005, the outstanding bonds in our securitizations were cumulatively over-collateralized by $208.3 million and $189.8 million, respectively. The collateral includes mortgage loans, trustee receivables, real estate owned and proceeds from bond pre-fundings which are designated as restricted cash until the mortgage loan collateral is delivered to the trust. We enter into interest rate swap agreements to economically hedge the interest expense associated with the bonds, as described above under “Critical Accounting Policies.”

Total Shareholders’ Equity

Total shareholders’ equity decreased to $423.4 million at September 30, 2006, from $526.6 million at December 31, 2005. The change in shareholders’ equity primarily reflects the $59.8 million in dividends declared in 2006, the $16.8 million value of the shares of common stock repurchased during the period and the $28.3 million net loss for the nine months ended September 30, 2006.

Dividends were paid from our operating cash flows. Dividends declared are based on our REIT taxable income, which differs from our net income as described below under “REIT Taxable Income.” The following is a summary of the dividends declared per share for the nine months ended September 30, 2006:

Declaration Date	Record Date	Payment Date	Dividend
March 17, 2006	March 31, 2006	April 28, 2006	$0.48
June 16, 2006	June 30, 2006	July 31, 2006	$0.44
September 15, 2006	September 29, 2006	October 27, 2006	$0.34

Business Segment Results

Fieldstone reports on a total of four business segments, which include two production segments and two operating segments. Our production segments include our Wholesale segment, previously designated as Non-conforming Wholesale, and our Retail segment, previously designated as Non-conforming Retail. Our Wholesale segment originates non-conforming loans, while our Retail segment originates both conforming and non-conforming mortgages, in order to provide a complete range of mortgage options to our retail borrowers. Prior to the first quarter of 2006, we reported two additional production segments referred to as our Conforming Wholesale and Conforming Retail segments. In the first quarter of 2006, our Board of Directors approved a plan to dispose of the assets of the Conforming Wholesale and Conforming Retail segments due to the decline in profitability of these segments. In February 2006, the assets pertaining to these divisions’ headquarters, all wholesale offices, and certain of its retail offices were sold to third parties. The remaining assets of the conforming division were combined with our non-conforming retail offices. The following discussion of results reflects our current segment structure, and the results of our former Conforming Wholesale and Conforming Retail segments are reported as discontinued operations.

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

Operating results by business segment for the three months ended September 30, 2006 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$8,623	$1,291	$107,082	$(2,516)	$114,480
Interest expense	5,902	916	87,163	(2,749)	91,232

Net interest income	2,721	375	19,919	233	23,248
Provision for loan losses—loans held for investment			(28,035)		(28,035)
Gains (losses) on sales of mortgage loans, net	20,623	8,156	—	(25,386)	3,393
Other income (expense)—portfolio derivatives	—	—	(13,755)	—	(13,755)
Fee and other income (expense)	—	162	(126)	(487)	(451)

Total revenues	23,344	8,693	(21,997)	(25,640)	(15,600)

Direct expenses[1]	19,660	7,516	2,716	3,321	33,213
Corporate overhead allocation	6,129	915	—	(7,044)	—

Total expenses	25,789	8,431	2,716	(3,723)	33,213

(Loss) income before income taxes	(2,445)	262	(24,713)	(21,917)	(48,813)
Income tax benefit	—	—	—	(3,794)	(3,794)

Net (loss) income	$(2,445)	$262	$(24,713)	$(18,123)	$(45,019)

Operating results by business segment for the nine months ended September 30, 2006 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$23,672	$3,586	$302,634	$(6,267)	$323,625
Interest expense	14,906	2,314	233,668	(6,959)	243,929

Net interest income	8,766	1,272	68,966	692	79,696
Provision for loan losses—loans held for investment			(38,894)	—	(38,894)
Gains (losses) on sales of mortgage loans, net	62,716	23,374	—	(70,449)	15,641
Other income (expense)—portfolio derivatives	—	—	9,224	—	9,224
Fee and other income (expense)	—	1,020	(1,708)	12	(676)

Total revenues	71,482	25,666	37,588	(69,745)	64,991

Direct expenses[1]	56,955	25,079	8,666	8,759	99,459
Corporate overhead allocation	16,395	2,557	—	(18,952)	—

Total expenses	73,350	27,636	8,666	(10,193)	99,459

Income (loss) from continuing operations before income taxes	(1,868)	(1,970)	28,922	(59,552)	(34,468)
Income tax benefit	—	—	—	(7,827)	(7,827)

(Loss) income from continuing operations	$(1,868)	$(1,970)	$28,922	$(51,725)	(26,641)

Discontinued operations, net of income tax					(1,645)

Net loss					$(28,286)

Operating results by business segment for the three months ended September 30, 2005 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$9,973	$1,368	$84,940	$(3,664)	$92,617
Interest expense	5,916	796	54,361	(2,991)	58,082

Net interest income	4,057	572	30,579	(673)	34,535
Provision for loan losses—loans held for investment	—	—	(11,045)	—	(11,045)
Gains (losses) on sales of mortgage loans, net	35,586	10,349	—	(26,496)	19,439
Other income (expense)—portfolio derivatives	—	—	15,630	—	15,630
Fee and other income (expense)	—	572	(154)	60	478

Total revenues	39,643	11,493	35,010	(27,109)	59,037

Direct expenses[1]	21,973	10,123	2,603	(2,988)	31,711
Corporate overhead allocation	6,619	1,090	—	(7,709)	—

Total expenses	28,592	11,213	2,603	(10,697)	31,711

Income (loss) from continuing operations before income taxes	11,051	280	32,407	(16,412)	27,326
Income tax expense	—	—	—	3,763	3,763

Income (loss) from continuing operations	$11,051	$280	$32,407	$(20,175)	23,563

Discontinued operations, net of income tax					(538)

Net income					$23,025

Operating results by business segment for the nine months ended September 30, 2005 are as follows:

	Production		Investment Portfolio	Corporate	Consolidated
	Wholesale	Retail
Revenues:
Interest income	$24,919	$3,660	$248,350	$(3,769)	$273,160
Interest expense	13,979	2,036	134,742	(5,933)	144,824

Net interest income	10,940	1,624	113,608	2,164	128,336
Provision for loan losses—loans held for investment	—	—	(22,402)		(22,402)
Gains (losses) on sales of mortgage loans, net	91,360	27,502	—	(64,921)	53,941
Other income (expense)—portfolio derivatives	—	—	26,540	—	26,540
Fee and other income (expense)	—	1,498	(924)	199	773

Total revenues	102,300	30,624	116,822	(62,558)	187,188

Direct expenses[1]	58,003	28,889	7,602	(3,845)	90,649
Corporate overhead allocation	17,037	2,935	—	(19,972)	—

Total expenses	75,040	31,824	7,602	(23,817)	90,649

Income (loss) from continuing operations before income taxes	27,260	(1,200)	109,220	(38,741)	96,539
Income tax expense	—	—	—	6,060	6,060

Income (loss) from continuing operations	$27,260	$(1,200)	$109,220	$(44,801)	90,479

Discontinued operations, net of income tax					(1,874)

Net income					$88,605

[1]	The direct expenses of our Investment Portfolio include the allocation of corporate overhead, which is assessed to that segment through the transfer pricing of loans from the production segments.

Production Segments

Segment contribution from our production segments decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005, due primarily to 26% and 18% decreases, respectively, in loan originations and a reduction in the gain on sale revenue allocation per funding dollar, as narrowing interest margins in 2006 contributed to reduced sales premiums.

As interest rates have increased and origination volumes have decreased during 2005 and to date in 2006, the competition pressuring new loans along with the inverted yield curve have caused margin compression on new loan originations, resulting in a decrease in allocated revenues per loan to our production segments. We expect margins to remain at these compressed levels in the near-term until the industry adjusts rates on new loan originations.

Wholesale Segment. Our wholesale segment contribution decreased in the three and nine months ended September 30, 2006 compared to the same periods of 2005 due to reduced sales margins and 27% and 19% reductions in origination volumes for the three and nine months ended September 30, 2006. The industry responded to competitive pressures in an increasing interest rate environment by originating loans with narrower net interest income spreads, which earn reduced sale premiums. Direct expenses increased in the three and nine months ended September 30, 2006 to 84% and 80%, respectively, of total revenue, compared to 55% and 57% in the same periods in 2005, and reflect increased salary costs incurred early in 2006 related to additional account executives hired to sustain funding volumes in a reduced overall mortgage marketplace. Costs incurred for the three and nine months ended September 20, 2006 also include $0.8 million of costs related to consolidating operations centers. The costs were recognized in the current period in accordance with GAAP, but will reduce recurring costs in future periods. These increased fixed costs are also being spread over a reduced funding volume in 2006.

Retail Segment. Our retail segment contribution decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005, reflecting 20% and 14% reductions in origination volumes, respectively. These decreases resulted in part from reduced second lien originations, which typically earn lower sale premiums, as a result of our decision to discontinue the origination of certain second lien products whose market value has been the most severely affected by the current market trends as discussed above under “Results of Operations.” Direct expenses increased in the three and nine months ended September 30, 2006 to 87% and 98%, respectively, of total revenue, compared to 88% and 94% in the same periods in 2005, and reflect a lower volume of originations over which to spread fixed costs.

Operating Segments

Investment Portfolio. The Investment Portfolio contribution decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to increased provision for loan losses and decreases in net interest income and the fair value of our derivative contracts. The provision for loan losses increased $17.0 million and $16.5 million, respectively, for the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 and net interest income decreased $10.7 million and $44.6 million, respectively. The mark to market losses on our derivative contracts increased $32.7 million and $40.4 million, respectively, for the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 as a result of fluctuations in the forward LIBOR curve.

Net interest margin decreased in the three and nine months ended September 30, 2006 compared to the same periods of 2005 as our older, higher margin loans prepaid and new loans were added to the portfolio at lower margins. The margins available on new loans narrowed, as intense market competition for new loans did not permit coupons on new originations to increase at the same rate as the increase in financing costs for these loans, which are indexed to rising market interest rates. We anticipate decreased contribution from our Investment Portfolio segment for the remainder of 2006 compared to 2005 due to narrower net interest margins on the loans to be originated in 2006 compared to outstanding portfolio loans expected to prepay, partially offset by forecasted growth of our portfolio to approximately $6.0 billion by the end of 2006.

Corporate. The direct expenses reported under our corporate segment rose in the three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in 2006 expenses relate to the implementation of Sarbanes-Oxley Act compliance measures, increased professional service fees, and incremental expenses related to our new loan origination system.

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

We rely on our securitizations as a primary source of liquidity. As of September 30, 2006, we have completed eleven securitizations, issuing an aggregate of $9.0 billion of mortgage-backed securities.

The following is a summary of the securitizations issued by series during the year ended December 31, 2005 and the nine months ended September 30, 2006:

	FMIT 2005-1	FMIT 2005-2	FMIT 2005-3	FMIT 2006-1	FMIT 2006-2
Issue date	Feb 2005	Aug 2005	Nov 2005	Mar 2006	July 2006
Bonds issued[1]	$729,000	$911,000	$1,094,000	$904,000	$766,000
Loans pledged	$750,000	$967,000	$1,165,000	$933,000	$800,000
Bond ratings—Standard and Poor’s	AAA–BBB-	AAA–A+	AAA–A+	AAA–BBB	AAA–BBB
Bond ratings—Moody’s	Aaa–Baa3	Aaa–Baa2	Aaa–Baa2	Aaa–Baa3	Aaa–Baa3
Financing costs—LIBOR plus	0.12% - 2.00%	0.12% - 1.35%	0.12% - 1.45%	0.08% - 2.30%	0.09% - 1.9%
Weighted average spread over LIBOR	0.40%	0.38%	0.37%	0.32%	0.29%
Transaction fees	0.36%	0.33%	0.30%	0.32%	0.33%

[1]	Includes non-retained bonds only.

On July 6, 2006, we completed our eleventh securitization and issued $766.0 million of mortgage-backed bonds, FMIT Series 2006-2. The non-retained bonds contain similar provisions to our previous securitizations, with Standard and Poor’s ratings between AAA-BBB and Moody’s ratings between Aaa-Baa3. The bonds bear interest at rates between LIBOR plus 0.09% and LIBOR plus 1.90%. We incurred issuance costs for FMIT Series 2006-2 of approximately $2.7 million that were deferred and will be amortized over the estimated life of the bonds. FMIT Series 2006-2 included a pre-funding, whereby a portion of the collateral pledged to the trust was delivered at the time of the offering, with the remaining collateral delivered during September 2006. Approximately $200 million of bond proceeds, which were not collateralized at closing, were held in escrow by the trustee and released upon the delivery of the remaining collateral.

We use our various credit facilities to fund substantially all of our loan originations. Fieldstone Mortgage sells the mortgage loans it holds within two or three months of origination and pays down these facilities with the proceeds. We issue mortgage-backed securities to pay down those facilities financing our loans held for investment.

The material terms and features of these credit facilities as of September 30, 2006 are as follows: (in millions):

Lender	Committed	Uncommitted	Maturity Date	Range of Allowable Advances	Minimum Consolidated Tangible Net Worth	Maximum Ratio of Indebtedness To Adjusted Tangible Net Worth	Minimum Liquidity
Credit Suisse First Boston Mortgage Capital	$400.0	$—	April 2007	91%-99%	$400.0	16:1	15.0
Credit Suisse, New York Branch Commercial Paper Facility[1]	600.0	—	July 2007	92.5%	400.0	16:1	15.0
JPMorgan Chase Bank[1]	150.0	—	July 2007	94%-98%	400.0	16:1	20.0
Lehman Brothers Bank[2]	300.0	—	December 2006	91.5%-98.5%	250.0	16:1	15.0
Merrill Lynch Bank USA[3]		—	November 2006	91%-98%	250.0	17:1	N/A

Subtotal	1,750.0	—
Liquid Fundings[4]	—	200.0	Uncommitted	N/A	N/A	N/A	N/A
Lehman Brothers[4]	—	200.0	Uncommitted	N/A	N/A	N/A	N/A

Total	$1,750.0	$400.0

[1]	During July 2006, the maturity date for these facilities were extended until July 2007.
[2]	The Company intends to renew the facility prior to its current maturity date. The Company amended the facility in October 2006 to increase the committed amount to $500 million.
[3]	The Company renewed this facility on October 31, 2006, extending the maturity date until October 2007, increasing the committed line to $400 million and including real estate owned property among the assets that can be financed.
[4]	Facilities remain open indefinitely, but may be terminated by either party at any time.

Under our warehouse facilities, interest is payable monthly in arrears and outstanding principal is payable upon receipt of loan sale proceeds or transfer of a loan into a securitization trust. Outstanding principal is also repayable upon the occurrence of certain disqualifying events, which include a mortgage loan in default for a period of time, a repaid mortgage loan, a mortgage loan obtained with fraudulent information, or the failure to cure a defect in a mortgage loan’s documentation. Outstanding principal is repayable if the mortgage loan does not close, but had been pledged and funds were advanced. Our warehouse facilities contain terms mandating principal repayment if a loan under the facility remains under the facility after a contractual time period commencing from the date of funding, or on the maturity date of the facility. Under our facilities, advances bear interest at annual rates of LIBOR plus an additional percentage that varies depending upon the type of mortgage loans securing the advance. We are also required to pay non-use fees on unused amounts which exceed certain thresholds relating to the average outstanding balance of the facility. The facilities are secured by substantially all of our non-securitized mortgage loans and contain customary financial and operating covenants that require us to maintain specified levels of liquidity and net worth, not incur a core loss (a non-GAAP financial measure—see Core Financial Measures below) for two consecutive quarters, restrict indebtedness and investments except in certain limited circumstances, restrict our ability to engage in certain mergers and consolidations or substantially change our business, restrict dividend payments during an event of default and require compliance with applicable laws. If we breach a covenant contained in a facility that triggers an event of default, then the lender may accelerate outstanding principal repayment owed under the facility and such acceleration may permit other lenders to accelerate all of the outstanding principal repayment under their facilities. We were in compliance with all of these covenants at September 30, 2006 and December 31, 2005. Because we had a net loss in the third quarter of 2006, if we do not improve our operating results, or if our portfolio delinquencies continue to deteriorate in the fourth quarter, we could fail to meet our earnings covenant or net worth covenant, which could trigger an event of default under our credit facilities. Since any potential breach or non-compliance could have a material adverse effect on our financial condition, we are currently working with our lenders so that we will have any necessary waivers or amendments to our facilities to maintain sufficient liquidity in the event of non-compliance with our covenants.

In addition to our traditional credit facilities, in October 2005, one of our wholly owned subsidiaries, Fieldstone Mortgage Ownership Corp.’s (FMOC), which holds the securities we retain in our securitizations (Retained Securities), entered into two repurchase facilities, each with the uncommitted amount of $200 million and each secured by FMOC’s pledge of the Retained Securities. The facilities are with Liquid Funding, Ltd. (Liquid Funding), an affiliate of Bear Stearns Bank plc, and Lehman Brothers Inc. and Lehman Commercial Paper Inc. (together, Lehman Brothers) and remain open indefinitely, but may be terminated by either party at any time, and bear interest at an annual rate of LIBOR plus an additional percentage. As of September 30, 2006 and December 31, 2005, there were $155.6 million and $148.9 million, respectively, of collective borrowings outstanding under these facilities.

A primary component of our liquidity strategy is to finance our mortgage loans (prior to issuing securities collateralized by the loans held for investment) through a diverse group of lending counterparties and to schedule frequent sales or securitizations of loans so that the average holding period of our inventory of loans generally does not exceed 60 days. As discussed above, we have announced a number of production initiatives to increase our levels of originations. If our originations grow significantly, we may need additional sources of liquidity, which may include increasing the capacity under our existing facilities, adding additional facilities, and issuing securities in the form of debt or equity. We use our excess cash from operations to reduce the advances on our credit facilities. This process reduces our debt outstanding and the corresponding interest expense incurred, and results in a pool of highly liquid mortgage collateral available to secure borrowings to meet our working capital needs. This pool of available collateral totaled approximately $181 million and $199 million as of September 30, 2006 and December 31, 2005, respectively. We expect to continue to invest our working capital in our portfolio of loans held for investment.

The Board of Directors authorized the repurchase of up to $40 million of outstanding common shares under a stock repurchase program announced on November 28, 2005. As of September 30, 2006, we had repurchased approximately $20.1 million of shares under the program. None of the repurchases occurred during the third quarter of 2006.

Cash Flows

For the nine months ended September 30, 2006, our operations provided $257.7 million in cash compared to $452.9 million for the nine months ended September 30, 2005. The decrease in operating cash flows in 2006 as compared to 2005 is due primarily to the decrease in loans sold in 2006. Cash used in investing activities was $0.3 billion and $1.1 billion for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash used in investing activities in 2006 compared to 2005 primarily relates to the lower volume of loans funded for investment and a larger amount of principal repayments received on loans held for investment as a result of the increase in the portfolio balance in 2006. Investing cash flows, as presented in our condensed consolidated statements of cash flows, will typically be a use of cash because they exclude the net proceeds from mortgage warehouse financing and securitization financing used to support the increase in our investment in mortgage loans. We are required to show the net proceeds from, or repayments of, mortgage financing in our consolidated statements of cash flows as cash flow from financing activities and not as investing cash flow. Cash flows provided by financing activities was $2.7 million in the nine months ended September 30, 2006 compared to $629.4 million of cash in the same period of 2005. The increased use of cash in financing activities in 2006 is due primarily to increased repayments on both our warehouse and securitized financings, including calling FMIT series 2004-1 and 2004-2.

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

The following table is a reconciliation of GAAP net income to estimated REIT taxable net income for the nine months ended September 30, 2006:

(in millions)	Nine Months Ended September 30, 2006
Consolidated GAAP pre-tax net loss	$(37.2)
Plus:
Non-performing interest in excess of actual charge-offs	7.7
Provision for loan losses in excess of actual charge-offs	19.9
Variance in recognition of net origination expenses	(3.0)
Less:
Taxable REIT subsidiary pre-tax net loss (income)	24.1
Mark to market valuation changes on derivatives	24.2
Variance in recognition of equity compensation expense and miscellaneous other	0.5

Estimated REIT taxable income	$36.2

REIT taxable income for the nine months ended September 30, 2006 includes approximately $8 million of interest income on non-performing loans, reflecting Fieldstone’s preliminary adoption of recent IRS publications recommending that lenders should include interest on non-performing loans in taxable income (although reversed for GAAP income purposes) until the earlier of foreclosure or loan charge-off.

Estimated REIT taxable income for the nine months ended September 30, 2006 is subject to change until we file our REIT federal tax return.

Commitments and Contingencies

(a) Loan Commitments

As of September 30, 2006 and December 31, 2005, the Company had origination commitments outstanding to fund approximately $488 million and $422 million in mortgage loans, respectively. Fixed rate and hybrid ARM mortgages which are fixed for the initial two to three year term of the loan comprised 99.7% and 97.0%, respectively, of the outstanding origination commitments. The Company had forward delivery commitments to sell approximately $0.3 billion and $1.3 billion of loans and forward contracts at September 30, 2006 and December 31, 2005, respectively, of which $17.8 million and $26.6 million, respectively, were mandatory sales of mortgage-backed securities and mandatory investor whole loan trades. Treasury note forward contracts, used to economically hedge the interest rate risk of non-conforming loans, comprised $0.3 billion and $0.6 billion of the forward delivery commitments as of September 30, 2006 and December 31, 2005, respectively.

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

Other Operational and Investment Portfolio Data

Loan Fundings

The following table indicates our total loan fundings of loans held for investment and loans held for sale for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in 000s)	2006		2005		2006		2005
	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total	Fundings	% of Total
Mortgage Loan Fundings:
Wholesale	$1,206,760	87%	$1,642,987	73%	$3,331,194	84%	$4,087,199	71%
Retail	187,518	13%	235,716	10%	534,420	13%	624,368	11%

Subtotal- Continuing operations	1,394,278	100%	1,878,703	83%	3,865,614	97%	4,711,567	82%
Discontinued operations	—	—	376,092	17%	127,797	3%	1,014,087	18%

Total Fundings	$1,394,278	100%	$2,254,795	100%	$3,993,411	100%	$5,725,654	100%

Loan fundings from continuing operations decreased to $1.4 billion and $3.9 billion, respectively, in the three and nine months ended September 30, 2006 compared to $1.9 billion and $4.7 billion, respectively, for the three and nine months ended September 30, 2005. The decrease in loan fundings was due primarily to a rising interest rate environment and mortgage originator price competition, triggered in part by a decline in the overall mortgage market, as 2006 origination volumes are expected to decline 20% from 2005 levels. We expect fundings to total approximately $5.4 billion to $5.8 billion in 2006.

Originated Non-Conforming Loan Characteristics

The following tables provide a summary of the characteristics of our total non-conforming loan originations for the three months ended September 30, 2006:

Income Documentation

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$534,859	39.4%	8.5%	622	$133	87.9%	93.0%
Stated Income Wage Earner	372,794	27.5%	8.6%	679	179	87.4%	96.2%
Stated Income Self Employed	288,592	21.3%	8.6%	674	217	86.6%	94.2%
24 Month Bank Statements	25,756	1.9%	8.1%	648	195	88.2%	94.1%
12 Month Bank Statements	130,775	9.6%	8.5%	645	217	88.6%	96.1%
Limited Documentation	4,053	0.3%	8.7%	675	253	89.6%	96.9%

Total	$1,356,829	100.0%

Weighted Average/Average			8.6%	652	$166	87.6%	94.5%

Credit Score

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$34,336	2.5%	9.8%	536	$133	76.8%	79.4%	76.3%
550 – 599	184,030	13.6%	9.1%	580	159	88.4%	89.5%	75.1%
600 – 649	438,065	32.3%	8.6%	627	152	87.4%	94.1%	55.7%
650 – 699	471,407	34.7%	8.4%	672	174	87.8%	96.8%	19.9%
700 or greater	228,991	16.9%	8.2%	733	197	88.4%	96.7%	14.2%

Total	$1,356,829	100.0%

Weighted Average/Average			8.6%	652	$166	87.6%	94.5%	39.4%

Product Type

	Aggregate Principal Balance	Percent of Originations	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$278,373	20.5%	9.0%	622	$150	86.4%	92.4%	53.3%
2/28 LIBOR ARM IO	506,112	37.3%	8.1%	673	346	86.8%	96.9%	20.5%
3/27 LIBOR ARM	13,084	1.0%	8.8%	618	138	89.2%	93.2%	70.1%
3/27 LIBOR ARM IO	5,752	0.4%	7.7%	660	230	82.5%	94.8%	51.3%
5/25 Treasury ARM	8,891	0.7%	8.2%	656	198	81.8%	87.4%	51.9%
5/25 Treasury ARM IO	44,993	3.3%	7.7%	675	398	86.9%	94.4%	32.7%
Fixed Rate	187,200	13.8%	8.2%	644	147	83.2%	88.7%	64.2%
Fixed Rate IO	29,649	2.2%	7.9%	667	299	87.6%	94.3%	40.6%
6 Month LIBOR ARM	1,016	0.1%	8.2%	666	254	84.6%	96.2%	38.3%
6 Month LIBOR ARM IO	1,767	0.1%	8.4%	668	442	83.9%	91.7%	0.0%
2nd Liens	105,140	7.7%	10.9%	670	43	99.4%	99.4%	28.3%
2/38 LIBOR ARM	172,143	12.7%	8.7%	628	232	89.8%	94.5%	50.4%
3/37 LIBOR ARM	2,709	0.2%	9.2%	624	169	94.9%	97.8%	78.9%

Total	$1,356,829	100.0%

Weighted Average/Average			8.6%	652	$166	87.6%	94.5%	39.4%

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

As required by Regulation G, a reconciliation of cost to produce to the most directly comparable measure under GAAP, which is total expenses, is provided below for the three and nine months ended September 30, 2006 and 2005:

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total expenses	$33,213	$31,711	$99,459	$90,649
Deferred origination costs	9,110	13,087	25,390	32,781
Servicing costs—internal and external	(3,288)	(2,742)	(9,855)	(8,566)

Total operating costs	39,035	42,056	114,994	114,864
Premiums paid, net of fees collected	(1,505)	2,019	(4,234)	4,206

Cost to produce[1]	$37,530	$44,075	$110,760	$119,070

Mortgage loan fundings:
Wholesale	1,206,760	$1,642,987	3,331,194	$4,087,199
Retail	187,518	235,716	534,420	624,368

Mortgage loan fundings[1]	$1,394,278	$1,878,703	$3,865,614	$4,711,567

Cost to produce as % of mortgage loan fundings:
Total expenses	2.38%	1.69%	2.57%	1.92%
Deferred origination costs	0.65%	0.70%	0.66%	0.70%
Servicing costs—internal and external	(0.23)%	(0.15)%	(0.25)%	(0.18)%

Total operating costs	2.80%	2.24%	2.98%	2.44%
Premiums paid, net of fees collected	(0.11)%	0.11%	(0.11)%	0.09%

Cost to produce as % of mortgage loan fundings	2.69%	2.35%	2.87%	2.53%

Segment cost to produce as % of mortgage loan fundings:
Wholesale	2.65%	2.29%	2.77%	2.43%
Retail	2.95%	2.84%	3.56%	3.27%

[1]	Excludes cost to produce and mortgage loan fundings relating to discontinued operations.

Our cost to produce increased in the three and nine months ended September 30, 2006 from the same period in the prior year due primarily to (i) an increased allocation of fixed costs as a result of lower funding volumes, (ii) an increase in home office costs as a percent of volume due to the disposal of the conforming division in the first quarter of 2006 and the related reduction in 2006 total loan volume, (iii) increased salaries for additional corporate office staffing associated with compliance with the Sarbanes-Oxley Act of 2002 and various other public company functions, (iv) the cost of implementing our new loan origination system, and (v) the inclusion of $0.8 million of costs related to the consolidation of operations centers and $0.6 million recorded as a litigation reserve during the third quarter of 2006. Under GAAP, certain costs related to the consolidation of operations centers, including severance payments and future lease payments, were accelerated and recognized in the current period, which will reduce the recurring costs in future periods.

We have implemented several cost management initiatives, including pricing and commission reductions, improved use of technology, the aforementioned branch consolidations, and vendor restructuring, to reduce our cost to produce. In addition to our cost management initiatives, we have also introduced production initiatives late in the third quarter of 2006, including the rollout of several new products, the introduction or a more simplified rate sheet, and a revised commission plan, which we believe will increase originations, with a corresponding reduction in cost to produce as a percentage of loan fundings. Further, we have been increasing the efficiency of operations to decrease the time that it takes for us to introduce new products to the market. We expect our cost to produce to improve over time due to these initiatives and as we achieve higher origination volume.

Investment Portfolio

The following tables provide a summary of the characteristics of the principal balance of our portfolio of loans held for investment as of September 30, 2006:

Income Documentation

	Aggregate Principal Balance	Percent of Portfolio	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV
Full Documentation	$2,559,581	43.5%	7.9%	617	$147	82.6%	91.9%
Stated Income Wage Earner	1,179,794	20.0%	8.2%	673	217	81.9%	93.9%
Stated Income Self Employed	1,578,019	26.8%	7.8%	685	199	82.0%	95.2%
24 Month Bank Statements	165,401	2.8%	7.8%	627	213	84.2%	91.7%
12 Month Bank Statements	375,330	6.4%	8.0%	636	203	83.9%	94.0%
Limited Documentation	27,477	0.5%	8.1%	645	204	82.0%	94.1%

Total	$5,885,602	100.0%

Weighted Average/Average			7.9%	648	$175	82.4%	93.3%

Credit Score

	Aggregate Principal Balance	Percent of Portfolio	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
500 – 549	$255,189	4.3%	9.4%	533	$129	79.6%	81.2%	82.1%
550 – 599	888,174	15.1%	8.3%	578	153	81.5%	87.2%	76.2%
600 – 649	1,776,181	30.2%	7.9%	625	163	83.0%	92.6%	62.7%
650 – 699	1,963,361	33.4%	7.8%	673	202	82.9%	96.2%	21.4%
700 or greater	1,002,697	17.0%	7.7%	730	192	82.0%	97.3%	13.9%

Total	$5,885,602	100.0%

Weighted Average/Average			7.9%	648	$175	82.4%	93.3%	43.5%

Product Type

	Aggregate Principal Balance	Percent of Portfolio	Weighted Average Coupon	Weighted Average Credit Score	Average Principal Balance	Weighted Average LTV	Weighted Average CLTV	Percent Full Documentation
2/28 LIBOR ARM	$1,665,234	28.3%	8.4%	617	$141	81.7%	90.9%	56.9%
2/28 LIBOR ARM IO	2,717,980	46.2%	7.5%	666	275	83.0%	95.2%	31.5%
3/27 LIBOR ARM	192,505	3.3%	7.6%	624	139	82.5%	90.8%	63.9%
3/27 LIBOR ARM IO	307,532	5.2%	7.0%	663	260	81.9%	92.7%	44.9%
5/25 Treasury ARM	28,358	0.5%	7.0%	647	173	79.1%	86.0%	65.1%
5/25 Treasury ARM IO	96,608	1.6%	7.0%	674	308	83.1%	91.6%	48.7%
Fixed Rate	356,423	6.0%	7.9%	636	144	79.9%	89.5%	67.9%
Fixed Rate IO	12,637	0.2%	7.6%	645	248	83.4%	92.2%	69.8%
6 Month LIBOR ARM	825	0.0%	8.6%	679	165	83.3%	89.7%	22.8%
6 Month LIBOR ARM IO	3,396	0.1%	8.2%	674	212	80.0%	89.9%	17.9%
2nd Liens	246,724	4.2%	10.8%	681	48	84.3%	99.3%	22.1%
2/38 LIBOR ARM	221,260	3.8%	8.3%	630	226	83.7%	92.9%	46.0%
3/37 LIBOR ARM	6,736	0.1%	8.4%	638	198	85.2%	94.0%	62.8%
40 Year Fixed	29,384	0.5%	8.1%	636	203	81.8%	88.8%	63.1%

Total	$5,885,602	100.0%

Weighted Average/Average			7.9%	648	$175	82.4%	93.3%	43.5%

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

As required by Regulation G, a reconciliation of net income and earnings per share in the condensed consolidated statements of operations, presented in accordance with GAAP, to core net income and core earnings per share is provided below for the three and nine months ended September 30, 2006 and 2005:

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Core net income:
Net (loss) income	$(45,019)	$23,025	$(28,286)	$88,605
Add back: Mark to market loss (gain) on portfolio derivatives included in “Other income (expense) – portfolio derivatives”
Mark to market interest rate swaps	25,088	(7,858)	24,218	(16,628)
Mark to market interest rate cap	—	228	—	457

Total mark to market on portfolio derivatives	25,088	(7,630)	24,218	(16,171)
Add back: Amortization of interest rate swap buydown payments	(779)	(224)	(2,427)	(224)

Core net (loss) income	$(20,710)	$15,171	$(6,495)	$72,210

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Core earnings per share:
Net (loss) income	$(45,019)	$23,025	$(28,286)	$88,605
Nonvested restricted stock dividends	(74)	(187)	(249)	(363)

Net (loss) income available to common shareholders	(45,093)	22,838	(28,535)	88,242
Add back: Mark to market loss (gain) loss on portfolio derivatives	25,088	(7,630)	24,218	(16,171)
Amortization of interest rate swap buydown payments	(779)	(224)	(2,427)	(224)

Core net (loss) income available to common shareholders	$(20,784)	$14,984	$(6,744)	$71,847

(Loss) earnings per share – basic and diluted	(0.97)	0.47	(0.60)	1.82
Core (loss) earnings per share – basic and diluted	(0.45)	0.31	(0.14)	1.48

Weighted average common shares outstanding-basic	46,644,485	48,462,126	47,526,139	48,462,080
Weighted average common shares outstanding-diluted	46,644,485	48,479,152	47,526,139	48,478,654

The decrease in core net income during the three and nine months ended September 30, 2006 compared to the same periods in 2005 was due primarily to the increased provision for loan losses due to accelerated delinquencies and losses in more recent vintage pools, which is being experienced industry-wide, decreased funding volumes, decreased sales premiums due to decreased net interest spread available on new loans, decreased core net interest income on loans held for investment as higher margin portfolio loans prepaid and new loans were added to the portfolio at lower margins, and the charges to reduce second lien loans held for sale to the lower of cost or market value.

Core Net Interest Income after the Provision for Loan Losses

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

As required by Regulation G, a reconciliation of net interest income after provision for loan losses in the condensed consolidated statements of operations, presented in accordance with GAAP, to core net interest income after provision for loan losses is provided below for the three and nine months ended September 30, 2006 and 2005:

($ in 000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Core net interest income after provision for loan losses:
Net interest (expense) income after provision for loan losses	$(4,787)	$23,490	$40,802	$105,934
Plus: Net cash settlements received (paid) on portfolio derivatives included in “Other income (expense) – portfolio derivatives”	11,333	8,000	33,442	10,369
Add back: Amortization of interest rate swap buydown payments	(779)	(224)	(2,427)	(224)

Core net interest income after provision for loan losses	$5,767	$31,266	$71,817	$116,079

Interest income loans held for investment	$107,081	$84,940	$302,634	$248,350

Interest expense loans held for investment	87,163	54,361	233,668	134,742
Plus: Net cash settlements received (paid) on portfolio derivatives	(11,333)	(8,000)	(33,442)	(10,369)
Plus: Amortization of interest rate swap buydown payments	779	224	2,427	224

Core interest expense – loans held for investment	76,609	46,585	202,653	124,597

Core net interest income loans held for investment	30,472	38,355	99,981	123,753
Provision for loan losses loans held for investment	28,035	11,045	38,894	22,402

Core net interest income loans held for investment after provision for loan losses	2,437	27,310	61,087	101,351

Net interest income loans held for sale	3,330	3,956	10,730	14,728

Core net interest income after provision for loan losses	$5,767	$31,266	$71,817	$116,079

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Core yield analysis:
Core yield analysis – loans held for investment:
Coupon interest income on loans held for investment	7.37%	6.64%	7.22%	6.65%
Amortization of deferred origination costs	(0.41)%	(0.69)%	(0.45)%	(0.53)%
Prepayment fees	0.33%	0.72%	0.37%	0.67%

Yield on loans held for investment	7.29%	6.67%	7.14%	6.79%

Cost of financing for loans held for investment	5.94%	4.35%	5.59%	3.79%
Net cash settlements (received) paid on portfolio derivatives	(0.77)%	(0.64)%	(0.80)%	(0.29)%
Amortization of interest rate swap buydown payments	0.05%	0.02%	0.06%	0.00%

Core cost of financing for loans held for investment	5.22%	3.73%	4.85%	3.50%

Net yield on loans held for investment	1.36%	2.40%	1.63%	3.11%
Net cash settlements received (paid) on portfolio derivatives	0.77%	0.63%	0.79%	0.28%
Amortization of interest rate swap buydown payments	(0.05)%	(0.02)%	(0.06)%	0.00%

Core net yield on loans held for investment	2.08%	3.01%	2.36%	3.39%
Provision for loan losses – loans held for investment	(1.91)%	(0.87)%	(0.92)%	(0.62)%

Core yield on loans held for investment after provision for loan losses	0.17%	2.14%	1.44%	2.77%

Core yield analysis – loans held for sale:
Yield on loans held for sale	8.75%	7.24%	7.95%	7.36%
Cost of financing for loans held for sale	5.93%	4.51%	5.27%	4.25%
Net yield on loans held for sale	3.94%	3.73%	4.06%	4.37%

Total core yield analysis:
Total yield- net interest income after provision for loan losses	(0.31)%	1.70%	0.91%	2.65%
Net cash settlements received (paid) on portfolio derivatives	0.73%	0.58%	0.74%	0.26%
Amortization of interest rate swap buydown payments	(0.05)%	(0.02)%	(0.05)%	0.00%

Core yield – net interest income on loans held for sale and loans held for investment after provision for loan losses	0.37%	2.26%	1.60%	2.91%

Core net interest income after the provision for loan losses in the three and nine months ended September 30, 2006 was lower than the same periods in 2005 due to the increased provision for loan losses resulting from the performance of recent originations and the lower net interest spreads available on new loans added to the portfolio during 2006, as older loans economically hedged with lower rate swaps prepaid and were replaced with new loans with coupons that had not increased to the same extent as the increase in our financing costs, including the then higher current interest rate swaps.

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

As required by Regulation G, a reconciliation of equity and portfolio leverage, presented in accordance with GAAP, to core equity and core portfolio leverage are provided below as of September 30, 2006 and December 31, 2005:

($ in 000s)	September 30, 2006	December 31, 2005
Core equity:
Equity balance at period end	$423,393	$526,643
Less: Cumulative mark to market (gain) loss on portfolio derivatives included in “Other income (expense) – portfolio derivatives”	1,896	26,113
Less: Cumulative amortization of interest rate swap buydown payments	3,182	755

Core equity balance at period end	$418,315	$499,775

Portfolio debt (warehouse financing –loans held for investment and securitization financing)	$5,695,908	$5,377,327
Portfolio leverage (portfolio debt to equity)	13.5:1	10.2:1
Core portfolio leverage (portfolio debt to core equity)	13.6:1	10.8:1

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements that may impact our operations or financial condition, see Note 1 to our Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2006, we were not a party to any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General

The market risk discussions and timing of re-pricing of our interest rate sensitive assets and liabilities are forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these forecasts due to changes in our held for sale portfolio and borrowing mix and due to developments in the finance and real estate markets, including the likelihood of changing interest rates and the impact of these changes on our net interest margin, cost of funds and cash flows. The methods we utilize to assess and mitigate these market risks should not be considered projections of future events or operating performance.

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

The interest rates on our hybrid ARM loans held for investment are fixed for the first two to three years of the loan, after which the interest rates generally reset every six months to the then-current market rate. The interest rates on the bonds financing these loans reset to current market rates each month during the entire term of the loan. During the period we are receiving fixed rate payments on our loans, we use interest rate swaps to pay fixed rate payments to the swap counter-party, and receive variable interest rate payments which match the interest rates on our financing interest costs. The swap of “variable for fixed” rates allows us to match fund our loans during the fixed period of the loans.

Effects of Interest Rate Volatility

Changes in interest rates impact our earnings and cash flows in several ways. Interest rate changes can affect net interest income on our hybrid mortgages held for investment (net of the cost of financing these assets). We estimate the duration of the hybrid loans in our investment portfolio and our policy is to economically hedge the financing of the loans during the period in which the loans are paying a fixed coupon, while being financed with floating rate debt indexed to LIBOR. During an increasing interest rate environment, our assets may prepay more slowly than expected, requiring us to finance a higher amount of fixed assets with floating rate debt at higher interest rates than originally anticipated, resulting in a decline in our net return. In order to manage our exposure to changes in the prepayment speed of our hybrid loan assets, we regularly monitor the portfolio balance, revise the amounts anticipated to be outstanding in future periods, and adjust the notional balance of our hedging derivatives to mitigate this risk.

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

If interest rates decline, the rate of prepayment on our mortgage assets may increase during the expected two year initial life of our loans held for investment. Increased prepayments would cause us to amortize the deferred origination costs of our mortgage assets faster, resulting in a reduced yield on our mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, our earnings may be adversely affected.

Conversely, if interest rates rise, the rate of prepayment on our mortgage assets during the initial fixed pay period of the assets’ life may decrease. Decreased prepayments would cause us to amortize the deferred origination costs of our ARM assets over a longer time period, resulting in an increased yield on our mortgage assets.

There have not been any material changes to the quantitative impact of a potential change in interest rates that was included in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness as of September 30, 2006 of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, during the three month period ended September 30, 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to the proceedings discussed below, we are subject to various legal proceedings in the ordinary course of our business related to foreclosures, bankruptcies, condemnation, title claims, quiet title actions and alleged statutory and regulatory violations. Our management believes that any liability with respect to these various legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial position. However, if an unfavorable ruling were to occur in one or more of these proceedings, there exists the possibility of a material adverse impact on our financial condition and results of operations.

Rhodes Litigation:

On January 9, 2006, a class action lawsuit was filed in the Northern District of Illinois (Eastern Division) naming Fieldstone Mortgage as a defendant and alleging violations of the Fair Credit Reporting Act (“FCRA”). The class action is entitled Rhodes v. Fieldstone Mortgage Company. Plaintiff alleges that Fieldstone Mortgage violated the firm offer of credit guidelines encapsulated in 15 U.S.C. §1681 et seq. during its mail marketing campaign in or around April 2005. Specifically, plaintiff alleges that Fieldstone Mortgage did not comply with the statutory guidelines for providing a firm offer of credit to the potential consumer. Pursuant to 15 U.S.C. §1681 et seq., statutory damages can range from $100 to $1,000 per mailer in the event that the violation is deemed willful. In July 2006, plaintiff filed a motion for class certification. In August 2006, the parties engaged in a mandatory settlement conference and have agreed in principal to settlement terms. The final terms of the settlement agreement are still the subject of negotiation and are subject to final approval by the trial court having jurisdiction over the matter. A hearing for final approval of the settlement agreement is scheduled for March 2007. We cannot guarantee that the parties will agree to a definitive settlement agreement or that the trial court will approve any such agreement. We have currently recorded a reserve of $0.6 million for the three and nine months ended September 30, 2006 with respect to this matter, which amount could increase depending on the ultimate resolution of the matter.

Arredondo Litigation:

Arredondo, et al. v. Fieldstone Investment, et al., is an action filed on August 3, 2004 in the United States District Court for the District of Arizona by nine former employees of Fieldstone Mortgage Company alleging that their supervisors and co-workers created a hostile work environment resulting from gender discrimination, racial discrimination and retaliation in the workplace pursuant to Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e, and the Civil Rights Act of 1866, 42 U.S.C. §1981, as amended by the Civil Rights Act of 1991, 42 U.S.C. §1981(a). Plaintiffs claim that they are entitled to money damages in the form of back pay and front pay and nominal, compensatory and punitive damages, costs and attorney fees and equitable relief. We filed our answer denying all relevant claims in August 2004. In addition, we filed a variety of motions seeking to have some of the plaintiffs dismissed from the lawsuit for failure to exhaust their administrative remedies, to dismiss other claims as not being permitted under the statute, and finally to sever the plaintiffs for trial purposes. Plaintiffs filed a response to our motion to dismiss, sever or in the alternative, bifurcate, and in April 2005, our motion to dismiss was denied, without prejudice and may be renewed once discovery is complete. In December 2005, one of the named plaintiffs, Berrinda Arredondo, requested and was dismissed from the litigation. In October 2006, another plaintiff requested to be and was dismissed from the litigation. The discovery cutoff date was May 31, 2006. A trial date, which was originally scheduled for November 2005, has not been rescheduled by the court. Also in October 2006, the court granted in part our motion to stay the proceedings while the parties proceed with mediation, giving the parties until January 2007 to complete the mediation. The court also ordered that the case be dismissed in January 2007 unless there is a joint motion to reinstate.

Due to the uncertain nature of this litigation at this time, we are unable to estimate the probable outcome of this matter. The plaintiffs in this matter have not fully specified damages sought and therefore we are unable to estimate potential exposure.

Bass Litigation:

On May 24, 2004, all of our former shareholders whose shares were redeemed following the closing of the 144A Offering (the “Former Shareholders”), filed an action in the District Court of Tarrant County, Texas, against us, Fieldstone Mortgage and KPMG LLP (KPMG), alleging that the Former Shareholders whose shares were redeemed for approximately $188.1 million, are entitled to an additional post-closing redemption price payment of approximately $19.0 million. On September 9, 2004, KPMG served its response to plaintiffs’ request for disclosure, stating, among other things, that KPMG has determined that the deferred tax asset, which is reflected in our

December 31, 2003 audited financial statements, should have been reflected in our financial statements as of November 13, 2003, the day immediately prior to the closing of the 144A Offering. In October 2005, we served a cross claim against KPMG. Our cross claim asserts, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that, due to this improper withdrawal, we suffered damages. In addition, the cross claim asserts that, in the event the Former Shareholders prevail in their suit, KPMG negligently advised us regarding the November 13, 2003 balance sheet giving rise to this dispute. The cross claim seeks a judgment against KPMG in an amount in excess of $1 million, plus prejudgment interest for the attorneys fees and costs incurred in this lawsuit. In June 2006, the Former Shareholders filed their Third Amended Petition in which they assert an alternative claim against KPMG for damages based upon KPMG’s negligence and negligent misrepresentations, only in the event they are unable to recover the additional redemption price from us. Discovery continues in this litigation. A trial date is currently set for January 2007.

We intend to vigorously defend against the claim made by the Former Shareholders. If we ultimately are unsuccessful in defending this matter, we could be required to make a cash payment of up to $19.0 million to the Former Shareholders, plus potential interest and third-party costs associated with the litigation. At the present time, the ultimate outcome of this claim and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in our financial statements with respect to this claim. The impact of any payment on the Company’s financial statements will be dependent upon the actual facts and circumstances surrounding such outcome.

Hill Litigation:

Hill, et al. v. Fieldstone Mortgage Company, et al. is a class action filed on January 16, 2002 in the Circuit Court for Baltimore City by plaintiffs, who are two individuals who obtained a second mortgage loan from Fieldstone Mortgage in 1998, in the amount of $28,000, secured by their residence, against Fieldstone Mortgage and ten other mortgage lenders that plaintiffs contend are or were the assignees of second mortgage loans in Maryland made by Fieldstone Mortgage. The lawsuit alleges, among other things, that (i) the defendants violated the Maryland Second Mortgage Loan Law, or SMLL, by failing to obtain the necessary license to provide a second mortgage loan and by charging fees unauthorized by the SMLL, and (ii) the defendants violated the Maryland Consumer Protection Act by engaging in conduct contrary to the provisions of the SMLL. The plaintiffs seek a declaratory judgment that their mortgage contract is illegal and, therefore, that they do not need to honor their obligation to repay the second mortgage loan. The plaintiffs also seek monetary damages in the amount of $300,000. Fieldstone Mortgage, and each of the other defendants, filed motions to dismiss asserting that, among other things, the plaintiffs’ claims are barred by the applicable three-year statute of limitations, the plaintiffs’ failed to properly plead a claim under the Maryland Consumer Protection Act, and the plaintiffs’ request for a judicial declaration that their mortgage contract is illegal is not a remedy available under either Maryland statutory or common law. The circuit court heard oral arguments on the motions to dismiss in January 2003. The lawsuit was consolidated with 14 other class actions with identical claims against other mortgage lenders. No motion for class certification was filed in this case. On March 30, 2006, the court held a status conference with regard to this matter and requested supplemental briefings on the outstanding issues from the parties. On August 25, 2006, the court dismissed this case as to all lenders, claiming that plaintiff’s arguments were timed-barred by the Statute of Limitations. The plaintiffs have appealed this ruling.

Due to the inherent uncertainties of the judicial process, we are unable to predict the outcome of this matter. While we intend to continue to vigorously defend this claim and believe we have meritorious defenses available to us, there can be no assurance we will prevail.

For more information on our legal proceedings, see our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2006.

ITEM 1A. RISK FACTORS.

Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Our portfolio consists primarily of adjustable-rate mortgage (ARM) loans, many of which are “interest only” for the first five years, and includes a high number of loans originated with reduced documentation of borrower’s income, which exposes us to greater credit risk.

There have been recent announcements by federal regulators concerning loan programs which provided for the deferral of principal and/or interest, including interest-only loan programs, risk layering and reduced documentation requirements. Federal banking regulators have expressed serious concerns with these programs and have recommended tighter underwriting standards for these products, including calling for companies to qualify borrowers based on the fully indexed rate rather than the initial discounted rate. Federal regulators have noted that reduced documentation should be used only if there are other factors mitigating the need for direct income verification or verification of repayment capacity. Although these federal guidelines are not currently applicable to us, to the extent that state regulators, credit agencies or our investors demand compliance with or adopt these guidelines, our originations may be negatively affected. In addition, one rating agency (Standard & Poor’s) has already required greater credit enhancements for securitization pools that include first lien ARM loans that were originated simultaneously with corresponding second lien loans. These events could lead to a decline in our origination volume and increased credit enhancement requirements for our securitization pools, which may adversely affect our results of operations, financial condition and business prospects.

Competition in the securitization market may negatively affect our net income.

Competition to originate loans and to sponsor securitizations of the type we focus on is increasing as Wall Street broker-dealers, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Over the past several months the industry has seen a number of acquisitions of subprime lenders by large Wall Street broker dealers. The increased competition could reduce our ability to originate mortgage loans at favorable margins as well as erode our securitization margins if we have to pay a higher price for the long-term funding of these assets. To the extent that our origination volumes decline due to increased competition and industry consolidation, or our securitization margins erode, our results of operations, financial condition and business prospects will be negatively impacted.

Changes in the expected prepayment rates for our mortgage loans may adversely affect our net interest income and results of operations.

The rate and timing of unscheduled payments and collections of principal on our loans is impossible to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, refinancing incentives that are a function of home value changes, restrictions on voluntary prepayments contained in the loans, the availability of lender credit and other economic, demographic, geographic, tax and legal factors. In general, however, if prevailing interest rates fall significantly below the interest rate on a loan, the borrower is more likely to prepay the higher rate loan than if prevailing rates remain at or above the interest rate on the loan. Unscheduled principal prepayments are permitted under all of our loans. Our results of operations could be reduced to the extent that we are unable to reinvest the funds we receive from unscheduled principal prepayments at an equivalent or higher rate, if at all. In addition, a large amount of prepayments, especially prepayments on loans with interest rates that are high relative to the rest of the loan portfolio, will likely decrease the net interest income we receive from the portfolio. Also, elevated prepayment levels will cause the amortization of deferred origination and deferred issuance costs to increase and reduce net interest income. Also, in periods of rising interest rates, prepayments on loans may decrease; in which case, we would not have the prepayment proceeds available to invest in assets with higher yields, which may also adversely affect our results of operations.

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

Local jurisdictions in Ohio (Cities of Cleveland and Cleveland Heights), Illinois (Cook County), Maryland (Montgomery County) and Rhode Island (City of Providence) have enacted laws restricting loan origination activities. In Cleveland Heights, Ohio, where we lend, additional disclosures are required. In Cleveland, Ohio, where we do not currently lend, restrictions have been placed on loan flipping, negative amortization, balloon loans as well as caps on points, fees and APRs for first and second liens. In addition Rhode Island and Tennessee have passed Predatory Lending Acts that will be effective January 1, 2007. Ohio has revised its Predatory Lending Act, also effective as of January 1, 2007, to reduce the high cost loan threshold for points and fees from 8% to 5%, as well as other substantive amendments.

In Illinois, the State has established a four-year pilot program, which began September 1, 2006 in certain zip codes located in Cook County to monitor predatory lending practices. In the event that we continue lending in these areas in Cook County, we would be required to adopt a number of new procedures in order to originate and fund residential mortgage loans in Cook County, which would thereby increase our costs to originate loans in this area. We have determined that until such time as (i) the pilot program is fully implemented, (ii) clear guidance regarding compliance with the pilot program requirements is provided from the state regulatory bodies, and (iii) we are able to analyze and implement policies and procedures so as to comply with such requirements, we will not accept applications in the affected zip codes in Cook County.

In Montgomery County, Maryland, the local government passed an anti-predatory lending ordinance, which unlike other anti-predatory lending laws does not contain a points and fees trigger. Rather, the ordinance expands the categories of lending activities that constitute discriminatory housing practices under Montgomery County’s anti-discrimination law, and increases from $5,000 to $500,000 the amount of damages that may be awarded for violations of this law. Some of our investors have informed us that they will not purchase, finance or securitize residential mortgage loans secured by real property located in Montgomery County after the effective date of the ordinance. A trade association has filed a lawsuit in Maryland state court seeking to enjoin Montgomery County from enforcing the ordinance. At a hearing on July, 6, 2006, the Circuit Court of Montgomery County, Maryland ordered the injunction to remain in effect until such time as the Court’s final ruling. As of the date hereof, the Court has not issued a final ruling.

We originate all conforming and non-conforming loans through FMC, which is licensed or exempt from licensing requirements to originate residential mortgages in 50 states and the District of Columbia, although we may not conduct business in all states. With respect to our portfolio of non-conforming loans held for investment, FMC closes the loans in its own name using funds advanced by FIC, with a simultaneous transfer of the loans to FIC. FMC services the loans for a fee until transferred to FIC’s sub-servicer. FIC is licensed or exempt from licensing requirements to fund residential mortgage loans and acquire closed residential mortgage loans in all states in which it operates.

Our failure to comply with these laws, rules and regulations can lead to:

•	legal and regulatory liability, including potential monetary penalties;

•	loss of state licenses (or exemptions therefrom) or other approved status required for continued lending and servicing operations;

•	legal defenses causing delay or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	lawsuits, including class action lawsuits; and

•	administrative enforcement actions.

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

On May 24, 2004, certain of our former shareholders prior to the closing of the 144A Offering, filed a lawsuit against us alleging that they are entitled to an additional post–closing redemption price payment of between $15.8 million and $19.8 million. These shareholders’ shares were redeemed following the closing of the 144A Offering, for approximately $186.3 million. On June 14, 2004, we filed our answer generally denying all of the allegations in the complaint. The Redemption Agreement between the redeemed shareholders and us required us to adjust the redemption price we paid to the redeemed shareholders based on our November 13, 2003 balance sheet, as audited by KPMG LLP (KPMG). On January 12, 2004, KPMG issued an independent auditors’ report of our November 13, 2003 balance sheet. Based on the November 13, 2003 balance sheet and the terms of the Redemption Agreement, we paid an additional $1.8 million to the redeemed shareholders on February 18, 2004, for a total adjusted redemption price of $188.1 million. The lawsuit alleges that our November 13, 2003 balance sheet should have included a deferred tax asset that, if included, would have increased our net worth on November 13, 2003. The lawsuit also alleges that the redeemed shareholders are entitled to an increase in the redemption price if our November 13, 2003 balance sheet is revised to include the deferred tax asset. On April 20, 2004, following notification by the redeemed shareholders of their dispute concerning our November 13, 2003 balance sheet, KPMG advised that their January 12, 2004 independent auditors’ report of our November 13, 2003 balance sheet should no longer be relied upon. On September 9, 2004, in its response to a request for disclosure from the plaintiffs, KPMG stated, among other things, that it had determined that the deferred tax asset, which is reflected in our December 31, 2003 audited financial statements, should have been reflected in our November 13, 2003 balance sheet. On October 28, 2005, we served a cross claim against KPMG asserting, among other claims, that KPMG’s withdrawal of its audit report on the November 13, 2003 balance sheet was improper and that due to this improper withdrawal we suffered damages. On June 26, 2006, the former shareholders filed their Third Amended Petition in which they assert an alternative claim against KPMG for damages. If we ultimately are unsuccessful defending the shareholder suit, we could be required to pay to the redeemed shareholders an amount in excess of $19.0 million, plus any potential interest or third–party costs associated with the litigation, which at such time could have an adverse effect on our liquidity. The impact of any payment on our financial statements will be dependent upon the actual facts and circumstances surrounding such an outcome.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 1, 2006, our Board or Directors amended our Corporate Governance Guidelines, which included an amendment to how our stockholders may submit a director nominee to our Governance and Nominating Committee for consideration. As amended, a stockholder must notify our Corporate Secretary in writing no later than 90 calendar days prior to the first anniversary of the mailing date of the proxy statement for the previous year’s annual meeting of stockholders. The stockholder notice must contain all of the information contained in Article II Section 4 of our Bylaws and such other information as required under our Corporate Governance Guidelines. Our Corporate Governance Guidelines are posted on the corporate governance page of our investors website at www.FieldstoneInvestment.com.

ITEM 6 EXHIBITS.

See the Exhibit Index for list of exhibits filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION
(registrant)

Date: November 14, 2006	By:	/s/ Michael J. Sonnenfeld
Michael J. Sonnenfeld President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Nayan V. Kisnadwala
Nayan V. Kisnadwala Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1(3)	Bylaws, as amended on August 1, 2006.

10.1(1)	Master Repurchase Agreement dated as of July 14, 2006 between JPMorgan Chase Bank, N.A., Fieldstone Investment Corporation and Fieldstone Mortgage Company.

10.2(2)	Amendment No. 3 dated as of July 26, 2006, among Credit Suisse, New York Branch, Fieldstone Investment Corporation, Fieldstone Mortgage Company and the several Conduit Buyers and Committed Buyers Party hereto from time to time to that certain Pricing Side Letter dated as of November 8, 2005, as amended.

10.3(a)(3)	Form of Extended Severance Benefit Agreement.*

10.3(b)(3)	Schedule of Potential Payments to Form of Extended Severance Benefit Agreement.*

10.4(3)	Form of Nonqualified Stock Option Agreement for Senior Executives.*

10.5(3)	Form of Nonqualified Stock Option Agreement with Dividend Equivalents.*

10.6(3)	Form of Performance Share Agreement.*

10.7	Amended and Restated Parameters of Awards of Stock Options and Restricted Shares. (Filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(1)	Incorporated by reference to the registrant’s Form 8-K filed with the SEC on July 20, 2006.
(2)	Incorporated by reference to the registrant’s Form 8-K filed with the SEC on July 28, 2006.
(3)	Incorporated by reference to the registrant’s Form 8-K filed with the SEC on August 4, 2006.
*	Represents a management contract or compensatory plan or arrangement.