Form 10-K/A
period 2006-12-31
FIELDSTONE INVESTMENT CORP
filed 2007-04-30
CIK 1271831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number: 000-50938

FIELDSTONE INVESTMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	74-2874689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11000 Broken Land Parkway, Columbia, Maryland	21044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 772-7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Check one):

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

Number of shares of Common Stock outstanding as of March 31, 2007: 46,878,644

Explanatory Note

This is Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on March 19, 2007. This amendment is being filed to include responses to the items required by Part III, which originally were expected to be incorporated by reference to the Registrant’s definitive Proxy Statement to be delivered to the Registrant’s stockholders in connection with its 2007 Annual Meeting of Stockholders. The original Form 10-K is also amended hereby to revise the cover page thereof to delete the reference to the incorporation by reference of the Proxy Statement in Part III of such report. As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2007 in connection with this Form 10-K/A. No other information in the original filing is amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 19, 2007.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Information regarding Fieldstone Investment Corporation’s (“Fieldstone” or the “Company”) executive officers is set forth in Part I, Item 1 of this annual report under “Business—Executive Officers and Key Employees.”

Directors

Thomas D. Eckert, 59, has been a director since November 2003. Mr. Eckert serves as Chairman of the Board and as a member of the Compensation Committee and the Governance and Nominating Committee. Mr. Eckert is the President and Chief Executive Officer of Capital Automotive Real Estate Services, Inc., a private real estate investment company, a position he has held since January 2006. From October 1997 until December 2005, Mr. Eckert was the President and Chief Executive Officer of Capital Automotive REIT, a specialty finance company focused solely on automotive retail real estate, and was a member of its Board of Trustees. Mr. Eckert was one of the founders of Capital Automotive in October 1997. From 1983 to 1997, Mr. Eckert was employed by Pulte Home Corporation, one of the largest homebuilding firms in the United States, serving most recently as President of Pulte’s Mid-Atlantic Region. Prior to Pulte, Mr. Eckert spent over seven years with the public accounting firm of Arthur Andersen LLP. Mr. Eckert is a former director of PHM Mortgage Company, Celotex Corporation and the National Association of Real Estate Investment Trusts (NAREIT). He is the Chairman of the Board of the Munder Funds, a $7 billion mutual fund group. Mr. Eckert is a graduate of the University of Michigan.

David S. Engelman, 69, has been a director since November 2003. Mr. Engelman serves as Chair of the Governance and Nominating Committee and as a member of the Compensation Committee. Mr. Engelman is a director of Fleetwood Enterprises, Inc., a manufacturer of recreational vehicles and manufactured housing, and from February 2002 to August 2002, he served as its Chief Executive Officer and President on an interim basis. Mr. Engelman has been a private investor for approximately the past six years. Mr. Engelman is also a director of MGIC Investment Corporation and Mortgage Guaranty Insurance Corporation. From 1991 to 1997, Mr. Engelman was Chairman, Chief Executive Officer and President of UnionFed Financial Corporation and its subsidiary Union Federal Bank. Mr. Engelman is a graduate of the University of Arizona.

Celia V. Martin, 48, has been a director since November 2003. Ms. Martin serves as a member of the Audit Committee. Ms. Martin was one of the founders of Friedman, Billings, Ramsey & Co., Inc. (“FBR”), an investment banking and institutional brokerage firm, in 1989. From 1989 to June 2003, Ms. Martin was Executive Vice President of FBR, with responsibility for sales, and from time to time research and banking during that period. Currently, Ms. Martin serves as an unpaid advisor to FBR with respect to FBR’s philanthropic activities. From 1987 to 1989, Ms. Martin worked as a research analyst and institutional salesperson at Johnston, Lemon & Co. (MCS Associates in 1987, Trident Financial from 1985-1987). From 1981 to 1983, Ms. Martin worked at Riggs National Bank, first in Trust Operations, and later in fixed income management in the Trust and Investment department. Ms. Martin received her M.B.A. in Finance from The Darden School at the University of Virginia, as well as a B.A. in International Relations from James Madison College at Michigan State University.

Jonathan E. Michael, 53, has been a director since November 2003. Mr. Michael serves as Chair of the Audit Committee. Mr. Michael has served as the President and Chief Executive Officer of RLI Corp., a specialty insurance company, since 2001. Having joined RLI in 1982, Mr. Michael has held various positions during his tenure at RLI, including Controller, CFO and COO. Prior to 1982, Mr. Michael was associated with Coopers & Lybrand. He currently serves on the Board of Directors of RLI Corp. and Maui Jim, Inc. Mr. Michael is a Certified Public Accountant and a graduate of Ohio Dominican College in Columbus, Ohio.

David A. Schoenholz, 55, has been a director since August 2004. Mr. Schoenholz serves as a member of the Audit Committee. Mr. Schoenholz retired from Household International, Inc., a consumer lender and an indirect wholly owned subsidiary of HSBC Holdings, plc, a banking company, in April 2004. From September 2003 to April 2004, he served as a Group General Manager of HSBC Holdings. From July 2002 to April 2004, he served as President and Chief Operating Officer of Household. From January 2002 to July 2002, he served as Household’s Vice Chairman—Chief Financial Officer, having previously served as Group Executive—Chief Financial Officer since January 2000, Executive Vice President—Chief Financial Officer since 1996, Senior Vice President—Chief Financial Officer since 1994, and

Vice President—Chief Accounting Officer since 1993. He joined Household in 1985 as Director—Internal Audit. Prior to Household, Mr. Schoenholz served as Vice President—Controller of The Commodore Corporation and as audit manager at Arthur Andersen & Co. Mr. Schoenholz received his M.B.A. from Harvard Business School and his A.B. from Duke University.

Michael J. Sonnenfeld, 50, the founder of our Company, has been our President and Chief Executive Officer and a director since November 2003. Since July 1995, he has served as President of Fieldstone Mortgage Company. From 1994 to 1995, Mr. Sonnenfeld served as Director of the Residential Mortgage Conduit for Nomura Securities International, Inc. Prior to joining Nomura, Mr. Sonnenfeld was the President of Saxon Mortgage Funding Corporation, a subprime and jumbo mortgage originator and conduit, the President of Saxon Mortgage Capital Corporation, an investor in warehouse lines funded through the issuance of commercial paper, and Executive Vice President of Resource Mortgage Investment Corporation, a public REIT with a portfolio of mortgages, mortgage securities and mortgage derivative securities. Mr. Sonnenfeld received his J.D. degree from the University of Michigan Law School and received his B.A. and M.A. from The Johns Hopkins University.

Jeffrey R. Springer, 62, has been a director since November 2003. Mr. Springer serves as Chair of the Compensation Committee and as a member of the Governance and Nominating Committee. In 1997, Mr. Springer retired from Citizens Bancorp/Citizens Bank, a $4 billion bank holding company that merged with Crestar Financial in 1997. While there, he served as its President from 1987 to 1997. Mr. Springer served as Executive Vice President of Maryland National Bank from 1980 to 1985 and as Senior Vice President from 1974 to 1980. Mr. Springer received his M.B.A. from American University in Washington, D.C. and a B.A. in Economics from Upsala College in New Jersey.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Fieldstone’s directors and officers, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities with the SEC. As a practical matter, Fieldstone assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf.

Based solely on our review of the copies of such forms furnished to us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that with respect to the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied.

Code of Ethics

We maintain a corporate governance page on our website which includes key information about our corporate governance initiatives, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics (the “Code of Conduct”) and charters for the committees of our Board of Directors. The corporate governance page can be found at www.FieldstoneInvestment.com by clicking on “Corporate Governance.” These documents are also available in print, free of charge, to anyone who requests them by writing to us at the following address: 11000 Broken Land Parkway, Columbia, Maryland 21044, Attention: Corporate Secretary, or by emailing us at Investors@FieldstoneInvestment.com.

Our Code of Conduct applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and complies with the requirements of Section 406(c) of the Sarbanes-Oxley Act of 2002.

We intend to disclose any amendment to our Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any of our directors, principal executive officer, principal financial officer, principal accounting officer, or any other executive officer, in the “Corporate Governance” section of our website, at www.FieldstoneInvestment.com within four business days following the date of such amendment or waiver.

Changes to Board Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the fourth quarter of 2006.

Audit Committee and Audit Committee Financial Member

We have an audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of three directors: Jonathan E. Michael (Chair), Celia V. Martin and David A. Schoenholz. All of the members of the Audit Committee meet the independence requirements under NASDAQ’s listing standards and as set forth in Rule 10A-3 of the Exchange Act, and the rules thereunder. The Board of Directors also has determined that Messrs. Michael and Schoenholz meet the SEC’s criteria for an audit committee financial expert.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section provides information regarding the compensation programs for our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, one person who served as our principal financial officer during a portion of 2006, our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2006, and one officer who would have been one of our most highly compensated executive officers if he were serving as an executive officer as of December 31, 2006 (collectively our “named executive officers”). This section includes, among other things, the overall objectives of our compensation program, each element of compensation that we provide, and an explanation of the reasons for the compensation decisions we made during 2006 regarding each of the named executive officers.

Our named executive officers for 2006 were as follows:

Name	Title
Michael J. Sonnenfeld	President and Chief Executive Officer
Nayan V. Kisnadwala	Executive Vice President and Chief Financial Officer
Teresa A. McDermott	Senior Vice President - Controller (served as principal financial officer for a portion of 2006)
James T. Hagan, Jr.	Executive Vice President - Production of Fieldstone Mortgage Company, a subsidiary of the Company
Walter P. Buczynski	Executive Vice President - Secondary
Gary K. Uchino	Senior Vice President - Chief Credit Officer (no longer serves as an executive officer of Fieldstone)
John C. Camp, IV	Senior Vice President - Chief Information Officer

Compensation Philosophy

Our compensation philosophy is to closely align the compensation paid to our named executive officers with the Company’s performance and with individual achievement of specific performance objectives. Following this philosophy, our executive compensation decisions are determined by the following factors:

•	linking incentive compensation to outstanding performance;

•	the competition for talent and our ability to attract and retain key executives critical to our short and long-term success;

•	the use of incentive compensation to align executive interests with those of our stockholders;

•	individual contributions; and

•	teamwork and performance.

The fundamental principle of our compensation philosophy is our belief that executive compensation should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success. Achievement of strategic objectives, such as meeting customer’s expectations and providing value to our stockholders, are other key factors in evaluating and rewarding individual contributions.

The Compensation Committee

The Compensation Committee (the “Committee”) assists our Board of Directors in fulfilling our Board’s oversight responsibilities to administer our executive compensation program and in implementing the compensation philosophy. The Committee is comprised entirely of independent directors under NASDAQ listing standards and are also non-employee directors as defined in Rule 16b-3 under the Exchange Act, and outside directors as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”).

The Committee establishes guidelines and standards for determining the compensation of our executive officers, reviews our executive compensation policies, evaluates the performance of our executives and sets compensation for our executive officers, including our President and Chief Executive Officer. The Committee also administers and implements our equity incentive plan, determines the terms of restricted stock awards, stock options (including the number of shares underlying such options and any accompanying dividend equivalent rights) and other equity compensation awards to be granted to our executive officers and other employees pursuant to these plans, and reviews and approves any severance or similar termination payments proposed to be made to any of our current or former executive officers. You may learn more about the Committee’s responsibilities by reading the Committee’s Charter, which is available in the “Corporate Governance” section on the “Investor Relations” page of our website at www.FieldstoneInvestment.com.

The Committee meets regularly throughout the year to consider matters relevant to Fieldstone’s compensation policies. The Committee’s Chairman, Mr. Springer, meets with representatives of management before each Committee meeting to review the agenda, materials and issues for that meeting. The Committee invites legal counsel or other external consultants to advise the Committee during meetings and preparatory sessions, as appropriate. Generally, the Corporate Secretary or the Director of Human Resources serves as the Committee’s secretary. We send out meeting materials in advance of each meeting to allow the Committee members time to review them. These materials include detailed descriptions of the dollar amounts of all components of each named executive officer’s current compensation, including base salary, annual cash incentive compensation, long-term incentive compensation, other executive benefits and the named executive officer’s status with respect to achievement of any performance goals. These summaries, sometimes referred to as “tally sheets,” allow the Committee and management to review how a change in the amount of each compensation component affects each named executive officer’s total compensation, to review each named executive officer’s total compensation in the aggregate and to assess the named executive officer’s current performance as compared to his or her goals.

Role of Executive Officers

While the Committee reviews and approves annually all compensation decisions relating to our named executive officers, Mr. Sonnenfeld, our President and Chief Executive Officer, plays a significant role in the compensation process. Mr. Sonnenfeld annually reviews the performance of the other named executive officers and recommends base salary levels, annual cash incentive compensation eligibility, long-term incentive compensation, and performance objectives for annual cash incentive compensation for these individuals for approval by the Committee. However, the Committee may approve compensation at levels above or below such recommendation and may modify the recommended performance objectives. Further, Mr. Sonnenfeld regularly presents information to the Committee for discussion and approval relating to compensation and benefit plans, policies and programs. In setting Mr. Sonnenfeld’s compensation, the Committee considers his overall performance, his impact on strategic and operational initiates, the Company’s performance, and market factors among other considerations. The Committee consults, as it deems appropriate, with the Board’s other independent directors regarding significant decisions affecting the Chief Executive Officer’s compensation.

Compensation Committee Use of Peer Group Information

We offer our executives, including the named executive officers, annual base salaries, annual cash incentive compensation, long-term incentive compensation and other employee benefits that are intended to be competitive with those offered at comparable mortgage lending companies and other local public companies of the same size. We review compensation paid at these companies because their size and business make them most comparable to us. We also believe these companies likely compete with us for executive talent. In establishing a peer group, the Committee analyzes various additional factors, which may include:

•	the mix and complexity of businesses;

•	the markets being served;

•	market capitalization;

•	asset size; and

•	changes to firms occurring through mergers or shifts in strategic direction.

The Committee reviews the composition of the peer group periodically to determine whether changes to its composition are advisable. The peer group was last reviewed by the Committee in August of 2006.

The peer group serves as a primary tool to compare compensation data for executive officers, including the named executive officers, financial metrics and stock performance. The Committee reviews the components of our compensation packages relative to the other members of the peer group, placing emphasis on information pertaining to base salary, annual cash incentive compensation, long-term incentive compensation and total direct compensation. Total direct compensation is the sum of base salary, annual cash incentive compensation and long-term incentive compensation. While the Committee reviews the peer group compensation information, the Committee has not historically, and did not for 2006, specifically “benchmark” our elements of compensation to a specific target of the peer group. Instead, the Committee uses the information generally for comparative and competitive purposes. The compensation information with respect to the peer group was discerned from publicly-available proxy statements and other information. The Committee did not retain a compensation consultant during 2006; however, the Committee has retained a compensation consultant in past years to review the Company’s compensation policies, which the Committee utilized in making compensation decisions in 2006.

Components of Executive Compensation for 2006

The major components of our executive compensation program, historically and for 2006, are the following:

•	competitive base salaries that reflect, in part, individual performance;

•	annual cash incentive compensation based on the achievement of financial and other performance goals;

•	long-term stock-based incentive compensation through the granting of stock options with accompanying dividend equivalent rights, restricted stock and performance shares; and

•	other employee benefits, including perquisites.

We determine the mix of short-term and long-term compensation by using market compensation information for the peer group information discussed above. Accordingly, we do not have a specific policy for the allocation of compensation between short-term and long-term compensation or cash and equity compensation.

Base Salary

Each named executive officer receives an annual base salary that is competitive with the peer group information for his or her respective position (or comparative position, as applicable) and that is intended to serve as compensation for day-to-day performance of duties. In the case of the named executive officers, other than himself, Mr. Sonnenfeld, our President and Chief Executive Officer, recommends a base salary to the Committee and the Committee approves the base salary. The Committee believes that, although it is appropriate that a substantial portion of each named executive officer’s total compensation package be directly dependent to some extent on corporate performance, an important component of our ability to attract and retain highly qualified executives is the provision of base salaries at competitive levels. The Committee uses a number of factors to arrive at the appropriate base salary for the named executive officers, including:

•	relevant industry salary practice;

•	the position’s complexity and level of responsibility;

•	the position’s importance to the Company in relation to other executive positions;

•	job knowledge and management ability;

•	company performance during the prior fiscal year; and

•	the competitiveness of the executive’s total compensation.

Annual base salary increases are also based on the overall annual salary budget guidelines for our Company and an evaluation, by the Committee and, as applicable, Mr. Sonnenfeld, of the executive’s performance against pre-established objectives as well as overall performance. As part of our annual budget process, we review our overall salary structure to ensure that it remains competitive. Each named executive officer undergoes a performance review. The named executive officer’s performance for the prior year is reviewed by his direct supervisor or, with respect to the performance of the President and Chief Executive Officer, by the Committee. The Committee also discusses Mr. Sonnenfeld’s performance with non management directors. The President and Chief Executive Officer also discusses the performance reviews of the named executive officers with the Committee. The Committee reviews and approves the base salary of each executive, including the named executive officers, annually and at other times in connection with any promotion or other change in responsibility.

Based on the reasons set forth above, for 2006, the Committee approved salary increases of between 0% and 6% for each of the named executive officers. Ms. McDermott was awarded an additional 5% salary increase due to increased responsibilities undertaken during the year, including service as the Company’s interim principal financial officer prior to the hiring of Mr. Kisnadwala. Due to the Company’s performance in 2006, the Committee elected not to increase the base salary of any of the named executive officers for 2007.

Annual Cash Incentive Compensation

During fiscal 2006, each of our named executive officers participated in the Fieldstone Executive Incentive Compensation Plan (“EICP”), which is part of our Equity Incentive Plan approved by our stockholders in November, 2003 (the “Equity Incentive Plan”). After consulting with the President and Chief Executive Officer and reviewing the Company’s financial and strategic plan for the upcoming fiscal year and key initiatives, the Committee sets the objective performance measure or measures, maximum bonus percentages and other terms and conditions of awards under the EICP. We believe that using annual incentives is a necessary component to providing competitive compensation and believe that such compensation aligns the interests of our named executive officers and stockholders.

Annual cash incentive compensation is generally developed through the following process. First, management develops the Company’s business objectives and determines how and to what extent each participant and his or her business unit contributes to those objectives. Mr. Sonnenfeld then develops a preliminary recommendation for the Committee. The Committee then reviews the Chief Executive Officer’s recommendation and establishes the final objectives, including those for Mr. Sonnenfeld. In establishing the final objectives, the Committee seeks to ensure that the incentives are consistent with the strategic and financial goals set by the Board, that the goals are sufficiently ambitious so as to provide meaningful incentive and that incentive awards, assuming target levels of performance are attained, would be consistent with the overall compensation program established by the Committee.

During 2006, maximum annual cash incentive compensation under the EICP was expressed as a percentage of base salary. The maximum cash incentive compensation for which the named executive officers were eligible ranged from 0% to 200%, with Mr. Sonnenfeld’s maximum cash incentive compensation potential set at 200% of base salary, Messrs. Kisnadwala’s and Buczynski’s maximum cash incentive compensation potential set at 175% of base salary, Mr. Uchino’s maximum cash incentive compensation potential set at 100% of base salary and Ms. McDermott’s maximum cash incentive compensation potential set at 50% of base salary. Although Mr. Hagan’s annual cash incentive compensation is, in part, dependent upon the EICP, Mr. Hagan’s maximum annual cash incentive compensation potential is a function of the Company’s origination volume, the quality of loans originated and the profitability of the production division he manages.

The 2006 EICP consisted of both a financial component and individual performance components. The financial component of the EICP consisted of a minimum to maximum target range for our 2006 “core net income,” which is the Company’s net income excluding the non-cash mark to market gains or losses on the Company’s interest rate swap and cap agreements. In the event that the minimum core net income target is achieved, the participant’s preliminary cash incentive compensation amount is prorated based upon our actual core net income.

The performance component of the 2006 EICP consisted of the level of achievement by the EICP participant of certain critical objectives, which generally encompass business initiatives for the year, established and approved by the Committee pursuant to the process described above. Different classes of objectives are grouped together and provided a maximum possible score with all major components totaling 100 points. For 2006, the receipt of any annual cash incentive compensation under the EICP by the participant was contingent upon the achievement of a total score of at least 50 out of 100 points. In the event that the minimum performance target is achieved, the participant’s preliminary annual cash incentive compensation amount is prorated based upon the actual score received. In addition, each participant was required to have received an overall rating of “meets expectations” on such participant’s annual review and have achieved “meaningful progress” for certain critical objectives related to core net income targets, Sarbanes-Oxley compliance, actual expenses versus plan and certain management and leadership initiatives.

The following chart shows the bonus potential for each of the named executive officers, other than Mr. Hagan, at each level of core net income (as further discussed below) based on performance achieved expressed as a percentage of base salary:

Chief Executive Officer (Mr. Sonnenfeld) (% of Base Pay)

CORE NET INCOME					> or equal to
(in thousands)	<$58,000	$58,000	$65,000	$70,000	$74,000
< 50 Points	0%	0%	0%	0%	0%
50 Points	0%	30%	40%	50%	75%
75 Points	0%	40%	60%	75%	150%
100 Points	0%	60%	80%	100%	200%

Executives (Messrs. Kisnadwala, Buczynski and Camp) (% of Base Pay)

CORE NET INCOME					> or equal to
(in thousands)	<$58,000	$58,000	$65,000	$70,000	$74,000
< 50 Points	0%	0%	0%	0%	0%
50 Points	0%	30%	40%	50%	75%
75 Points	0%	40%	60%	75%	125%
100 Points	0%	60%	80%	100%	175%

Senior Vice President Participants (Ms. McDermott and Mr. Uchino) (% of Maximum Incentive)

CORE NET INCOME
(in thousands)	<$58,000	$58,000	$65,000	$70,000
< 50 Points	0%	0%	0%	0%
50 Points	25%	30%	40%	50%
75 Points	35%	40%	60%	75%
100 Points	50%	60%	80%	100%

Mr. Hagan’s annual cash incentive is described below. The 2006 performance objectives for each named executive officer are as discussed below.

Mr. Sonnenfeld. For 2006, the performance component of Mr. Sonnenfeld’s annual cash incentive compensation was based on achieving objectives relating to the development and implementation of key components of the Company’s strategic plan, management of our portfolio of mortgage loans, development and implementation of initiatives to strengthen the Company’s control environment, development and implementation of enhancements to our loan origination and data warehousing systems, and no material weaknesses (pursuant to Sarbanes-Oxley Section 404) for the Company as a whole. Due to the Company’s core net income falling below the minimum target level set in 2006, Mr. Sonnenfeld was not eligible for a bonus under the EICP.

Mr. Kisnadwala. For 2006, the performance component of Mr. Kisnadwala’s annual cash incentive compensation was based on achieving objectives relating to development of a company-wide cost management plan, developing certain strategic plans, achievement of goals related to management of the financial department, the implementation of key components of the Company’s strategic plan, and reduction in costs and leadership initiatives. For 2006, pursuant to his employment offer letter dated February 14, 2006, Mr. Kisnadwala was eligible for an agreed minimum bonus for 2006 of $355,500, or 90% of his annual base salary for 2006, regardless of whether the core net income targets set under the EICP were achieved in 2006, if he achieved a “meets expectations” rating under his critical objectives and remained an officer of the Company in good standing through March 31, 2007. Mr. Kisnadwala received this minimum bonus amount for 2006.

Ms. McDermott. For 2006, the performance component of Ms. McDermott’s annual cash incentive compensation was based on achieving objectives relating to management and leadership objectives, accounting and finance initiatives, implementation of Sarbanes-Oxley compliance controls and risk management targets. Due to the Company’s failure to achieve minimum core net income targets, Ms. McDermott was eligible only for 50% of her EICP bonus.

Mr. Hagan. For 2006, the EICP performance component consisted of achieving certain management and leadership initiatives. Additionally, Mr. Hagan as head of production, receives annual cash incentive compensation based on certain profitability targets measured as a percentage of net operating income, volume over-rides calculated by basis points on division loan volume and capped monthly, achievement of loan quality targets determined on low risk, as determined by quality reviews, low aged loan losses, and having no material compliance events or fraud events. Unlike the other named executive officers, Mr. Hagan’s incentive pay is not tied to core net income but rather the incentives cited above.

Mr. Buczynski. For 2006, the performance component of Mr. Buczynski’s annual cash incentive compensation was based on achieving objectives relating to profitability and volume of mortgage loan originations, expansion of retail product offerings, enhancement of service provided to customers, improved management of the servicing of our portfolio of mortgage loans, maintenance of expenses at or below plan, no material weaknesses (pursuant to Sarbanes-Oxley Section 404) for his department and certain other management and leadership initiatives. Due to the Company’s failure to achieve minimum core net income levels, Mr. Buczynski was not eligible for a bonus under the EICP.

Mr. Camp. For 2006, the performance component of Mr. Camp’s annual cash incentive compensation was based on achieving objectives related to completion of certain critical project system implementations, establishment of departmental coordination initiatives in connection with IT initiatives, maintenance of expenses at or below plan, no material weaknesses (pursuant to Sarbanes-Oxley Section 404) for his department and certain other management and leadership initiatives. Due to the Company’s failure to achieve minimum core net income levels, Mr. Camp was not eligible for a bonus under the EICP.

Mr. Uchino. For 2006, the performance component of Mr. Uchino’s annual cash incentive compensation was based on achieving objectives relating to management and leadership objectives, servicing and loss mitigation initiatives, developing credit strategies, no material weakness (pursuant to Sarbanes-Oxley Section 404) and achieving expenses below plan. Due to the Company’s failure to achieve minimum core net income targets, Mr. Uchino was eligible only for 50% of his EICP bonus.

Long-Term Incentive Compensation

The goal of our long-term incentive compensation is to maximize the Company’s performance over multiple years. Long-term incentive compensation historically has consisted of some combination of stock options, stock options with accompanying dividend equivalent rights, restricted stock awards, and performance-based shares. The Committee may, but has not done so, also grant stock awards for those years in which the Company’s performance is extraordinary or for other business purposes (including, for example, to address unique employee retention issues).

All equity-based awards are issued pursuant to the terms of the Equity Incentive Plan. The Committee determines each year:

•	the number of shares to be awarded to each named executive officer;

•	the type of awards granted (e.g., stock options, stock options with dividend equivalent rights, restricted stock and performance shares, etc.); and

•	any vesting, performance or other conditions and limitations that may apply with respect to such awards.

In 2006, long-term performance-based compensation for named executive officers took the form of stock option awards with dividend equivalent rights and performance shares awards, with one grant of service-based restricted stock to our new Chief Financial Officer, Mr. Kisnadwala, who was hired in February 2006. We believe this mix of equity awards appropriately ties long-term incentive compensation to the achievement of performance goals and to the value of our common stock. We believe it is important that a portion of our executives’ incentive compensation is dependent upon the price of our common stock in order to align the interests of our executives with the interests of our stockholders. However, since the price of our common stock is subject to some factors outside of the control of the Company and our executives, we believe it is also important that a portion of an executive’s incentive compensation be tied to performance goals relating to the operations of the Company.

In determining the size of stock option, restricted stock and performance share grants to the named executive officers, the Committee considers the individual performance for the prior fiscal year, the number and value of stock options previously granted to the named executive officer, the allocation of overall share usage attributed to the named executive officers and the relative proportion of long-term incentives within the total compensation mix.

Stock Options

All stock options granted by the Company during fiscal 2006 were granted as non-qualified stock options and were accompanied by dividend equivalent rights that entitle the named executive officers to receive dividends declared on the Company’s common stock to the same extent as if they actually owned the common shares underlying the stock options. The stock options granted to the named executive officers cliff vest after four years. During that time, the dividend equivalents accrue as phantom stock and are paid out in cash upon the vesting of the options. In 2005, the Committee decided to grant dividend equivalent rights on stock options because, historically, a significant portion of the value of our common stock has been derived from dividend payments. This is due to our REIT structure, which requires us to distribute at least 90% of our taxable income, and to regularly issue common stock, both of which may make it difficult for us to have significant increases in common stock value over time.

Restricted Stock

The Committee has awarded restricted stock to its named executive officers, primarily as a retention device. The restricted stock generally vests in equal annual installments over a four-year period. In 2006, Mr. Kisnadwala was the only named executive officer to be issued restricted stock. This award was granted upon his hiring as our Chief Financial Officer in February 2006. The Committee chose to award the restricted stock as a retention device and to align his interests with those of our stockholders and, consistent with the other grants, of restricted stock vest over a four-year period.

Performance Shares

In 2005, the Committee determined to issue performance shares. The number of performance shares that may be earned is based on the Company’s return on equity for the defined performance period. We selected this performance measure because it rewards our executives in achieving an important business objective — earnings growth — which we believe helps us improve our long-term financial results. Further, once earned, the performance shares are accompanied by dividend equivalent rights until vesting that entitle the named executive officers to receive dividends declared on the Company’s common stock to the same extent they would as if they actually owned the performance shares. In February 2006, we granted performance shares to all of our named executive officers. The performance period for the 2006 performance share award is January 1, 2006 to December 31, 2007, and if deemed earned, the performance shares vest over an additional two-year period. The number of performance shares that will actually vest will range from 0% to 100% based upon our achievement of specified financial performance goals.

One hundred percent of the performance shares will be deemed earned in the event we achieve at least an 18% return on equity over the performance period, which is the ratio of core net income and core book value. Fifty percent of the shares of restricted stock will be deemed earned in the event we achieve at least a 14% return on equity, and no shares will be earned in the event we achieve a return on equity below this level. If our return on equity exceeds 22%, the individual may earn up to 120% of the performance shares. In light of the Company’s current financial condition, it is not anticipated that any of the performance shares awarded in 2006 will be earned. Additionally, in connection with the potential merger with Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), as more fully described below, each holder of performance shares agreed to cancel their performance shares upon the consummation of the proposed merger.

Timing of Compensation Decisions

The Committee develops an annual agenda to assist it in fulfilling its responsibilities. Final compensation decisions are made in two steps. Generally, in November and December of each year, the Committee begins its review and discussion of management’s satisfaction of the set performance criteria for the current year and begins discussions pertaining to the establishment of the performance criteria for the annual cash incentive compensation for the upcoming year. Generally, at the first Committee meeting of the new year, which generally occurs in February, the Committee finalizes its review of prior year performance and authorizes any base salary increases, distributions of annual cash incentive compensation for the prior year and the establishment of long-term incentive compensation for the current year.

This timing has been selected as a result of a variety of tax considerations. In order to satisfy the deductibility requirements under Section 162(m) of the Internal Revenue Code, performance objectives must be established in the first 90 days of the performance period. For annual cash incentive compensation, this means performance objectives must be established no later than the end of March. In addition, in order to avoid being considered deferred compensation under Section 409A of the Internal Revenue Code, annual cash incentive compensation with respect to the prior year must be paid out prior to March 15th.

With respect to equity grants, the Committee generally grants equity awards once a year at the first Committee meeting in the new fiscal year. Typically, the Committee does not grant equity at other times during the year, except in special circumstances, which may include the hiring or promotion of an executive or a special retention issue. Stock options are generally awarded only to vice presidents and above. All options have an exercise price equal to the closing market price of our common stock on the date of grant, with the exception of Mr. Kisnadwala’s stock option grant which was approved on February 14, 2006 with an exercise price equal to the closing price on his start date, which was February 16, 2006. The date of grant for all equity awards is the date of Committee approval. We do not have a program, plan or practice of timing the award of equity in coordination with the release of material non-public information.

Retention Bonuses under Senior Manager Incentive and Retention Bonus Plan

In 2002, Fieldstone Mortgage Company, our wholly owned subsidiary, adopted an employee incentive and retention bonus plan for eligible senior managers (the “Senior Manager Incentive and Retention Bonus Plan”) to provide incentives to certain senior managers of the Company to remain with the Company over time, to continue to contribute to the success of the Company, and to provide additional incentive compensation to these senior managers in connection with a change of control transaction. Under the Senior Manager Incentive and Retention Bonus Plan, the Board of Fieldstone Mortgage Company awarded to the participants a long-term retention bonus to be earned in June of 2005 and 2006 (with an additional payment in 2007 for Mr. Hagan), provided: (i) the executive is an employee of the Company in good standing (except in the case of normal retirement, death or disability) at the time the incentive bonus is earned, (ii) the executive has not been terminated for cause prior to the date the incentive bonus has been earned, and (iii) the executive has not terminated his employment with the Company voluntarily without good reason prior to the date the retention bonus has been earned. In addition, the plan provides that the bonuses could be paid earlier in the event of a change of control, if certain other circumstances were to occur. Recipients of compensation in 2006 under the Senior Manager Incentive and Retention Bonus Plan included Messrs. Sonnenfeld, Hagan, Buczynski, Uchino and Camp and Ms. McDermott, and such amounts are disclosed in the “Bonus” column of the “Summary Compensation Table.” For 2006, these payments were made in July 2006 and were awarded in 2002 prior to the Company’s 144 Equity Offering in November 2003 to help retain these officers and do not reflect the Company’s performance in 2005 or 2006. Mr. Hagan will be the sole recipient of compensation under the Senior Manager Incentive and Retention Bonus Plan in 2007. The Company terminated this plan effective December 31, 2006.

Benefits

We provide our named executive officers with various retirement and savings programs, health and welfare programs, and employee benefit plans, programs and arrangements generally available to all employees. We also provide our named executive officers with other executive benefit programs and perquisites as part of providing a competitive executive compensation program and for employee retention. We annually review all of these items in connection with our preparation and review of the overall compensation packages of our named executive officers.

Perquisites may include an automobile allowance. We have set forth the aggregate incremental cost of providing all perquisites to our named executive officers in a footnote to the “All Other Compensation” column of the “Summary Compensation Table” below.

The other executive benefit programs include an executive life insurance program and an executive long-term disability program. The life insurance and long-term disability programs are designed to provide our named executive officers with life and disability benefits greater than the life and disability benefits available under the broad-based life insurance and long term disability programs that we offer to other employees due to benefit limitations within the broad-based programs. We have also set forth the amounts for these programs in a footnote to the “All Other Compensation” column of the “Summary Compensation Table” below.

Severance and Change of Control Arrangements

The Board of Directors and the Committee have, from time to time, deemed it necessary to use employment agreements to attract and retain certain of our key managers. Currently, however, only Mr. Sonnenfeld is party to an employment agreement with the Company. In addition, Mr. Sonnenfeld has entered into an employment agreement with C-BASS and our wholly-owned subsidiary, Fieldstone Mortgage Company, which will only become effective upon the completion of the proposed merger with C-BASS. Further, we have entered into extended severance benefit agreements with each of the named executive officers, other than Mr. Sonnenfeld. For a more complete discussion of these agreements and severance benefits, and the potential payments thereunder, see the “Employment Agreements,” “Mr. Sonnenfeld’s Employment Agreement upon Merger,” and “Potential Payments upon Termination or Change of Control” sections below. We believe in providing reasonable severance benefits to employees. With respect to our named executive officers, these severance benefits reflect the fact that it may be difficult for the executive to find comparable employment within a short period of time. We believe that change of control provisions are critical because they allow management to remain focused on our stockholders’ best interests in the event a potential change of control situation.

Stock Ownership Requirements for Named Executive Officers

We have established a minimum share ownership requirement for our President and Chief Executive Officer and all executive vice presidents and senior officers who are direct reports to our President and Chief Executive Officer. We require our President and Chief Executive Officer, all executive vice presidents and all senior officers who are direct reports to our President and Chief Executive Officer to own shares of common stock equal in value to a multiple of their base salary, ranging from a low of two times to a high of five times for our President and Chief Executive Officer. The requirements for the Company’s senior officers are as follows:

Position	Market Value of Stock Ownership
President and Chief Executive Officer	5 times annual salary
Executive Vice President	3 times annual salary
Senior Officer who is a direct report to the CEO	2 times annual salary

For purposes of meeting this requirement, each equivalent share of common stock, each share of earned but unvested performance shares owned under the Equity Incentive Plan and each restricted stock unit granted under the Equity Incentive Plan is considered as a share of common stock. Stock options are not considered towards meeting the requirement.

Adjustment or Recovery of Compensation Payments

If the Company’s financial statements are restated or adjusted in the future in a manner that would have reduced the size of a prior incentive award, the Committee will consider that information when determining future compensation. In addition, under the Company’s form of performance share agreement, if there is a material restatement with respect to the performance period after the completion of the performance period and within one year prior to the vesting date, the performance shares earned will be recalculated based on the new performance measure. In addition, based upon a recommendation by the Chief Executive Officer to the Committee and approval of the Committee, up to 20% of a named executive officer’s incentive compensation can be forfeited if (i) the Chief Executive Officer certifies to the Committee that there has been a material default by the officer relative to his or her performance during the performance period and (ii) the Committee agrees that such a default has occurred.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits our ability to deduct annual compensation in excess of $1 million paid to any of our named executive officers. Performance-based compensation that has been approved by stockholders, however, is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the Board committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). The Committee also believes that it is equally important to maintain the flexibility and competitive effectiveness of our executive compensation program. Although the Committee may make grants and awards that may not be deductible for federal income tax purposes due to the provisions of Section 162(m), provided such grants and awards otherwise comply with the objectives outlined in this discussion, the Committee deems the desirability of limiting our non-deductible compensation expenses important.

Compensation Committee Report

This report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference into any prior or subsequent filing by Fieldstone under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent Fieldstone specifically incorporates this report by reference therein.

The Compensation Committee of Fieldstone’s Board has reviewed and discussed with management the “Compensation Discussion and Analysis” set forth above and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Jeffrey R. Springer (Chairman)

Thomas D. Eckert

David S. Engelman

Summary Compensation Table

The following table sets forth information regarding compensation earned in 2006 by our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, one person who served as our principal financial officer during 2006 (Ms. McDermott), our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2006, and one officer who would have been one of our most highly compensated executive officers if he were serving as an executive officer as of December 31, 2006 (Mr. Uchino), also known as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(3)		Stock Awards(5)	Option Awards(5)	Non-Equity Incentive Plan Compensation(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(7)	Total
Michael J. Sonnenfeld
Director, President and Chief Executive Officer	2006	$425,000	$300,000		$317,202	$74,158	$0	N/A	$18,461	$1,134,821

Nayan V. Kisnadwala(1)
Executive Vice President — Chief Financial Officer	2006	$345,625	$355,500	(4)	$133,876	$15,877	$0	N/A	$350	$851,228

Teresa A. McDermott(2)
Senior Vice President — Controller	2006	$179,556	$30,000		$39,469	$17,939	$46,200	N/A	$15,032	$328,196

James T. Hagan, Jr.
Executive Vice President — Production	2006	$200,000	$250,000		$133,713	$35,713	$420,589	N/A	$28,098	$1,068,113

Walter P. Buczynski
Executive Vice President — Secondary	2006	$330,142	$210,000		$116,568	$35,713	$0	N/A	$16,649	$709,072

Gary K. Uchino
Senior Vice President — Chief Credit Officer	2006	$216,038	$120,000		$81,334	$26,412	$50,000	N/A	$15,733	$509,517

John C. Camp, IV
Senior Vice President — Chief Information Officer	2006	$220,063	$120,000		$81,334	$31,704	$0	N/A	$15,405	$468,506

(1)	Mr. Kisnadwala has been our Executive Vice President — Chief Financial Officer since February 16, 2006.
(2)	Ms. McDermott served as our Principal Financial Officer through February 15, 2006.
(3)	In December 2002, the Company awarded to Mr. Sonnenfeld, Ms. McDermott and Messrs. Hagan, Buczynski, Uchino and Camp retention bonuses to be earned in June 2005 and June 2006, and for Mr. Hagan, June 2007 under the Senior Manager Incentive and Retention Bonus Plan and were granted prior to the Company’s 144 Equity Offering to help retain these officers. See the “Compensation Discussion and Analysis” for more information on the Senior Manager Incentive and Retention Bonus Plan. Other than Mr. Kisnadwala, the amounts reflected in this column represent the retention bonuses paid to these named executive officers in 2006.
(4)	Mr. Kisnadwala’s employment offer letter, dated February 14, 2006, states he will receive a minimum bonus of $355,500, regardless of Fieldstone’s core net income results, provided he remained an officer of Fieldstone in good standing through March 31, 2007 and achieved a rating of at least “meets expectations” on his critical objectives for 2006. Mr. Kisnadwala met both of these requirements.
(5)	The amounts reflected in these columns represent the compensation cost recognized by Fieldstone during 2006 under FAS 123R for stock options, restricted stock and performance shares made in 2006 and prior years, disregarding any estimates relating to service-based forfeiture conditions. For a description of the assumptions made in the valuation of these awards, see footnote 13 of Fieldstone’s financial statements for the fiscal year ended December 31, 2006 contained in Item 8 of this Annual Report on Form 10-K. For a description of the Company’s options, performance shares and restricted stock, see the “Compensation Discussion and Analysis” above. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive). No performance shares have been or will be issued, if any, until March 2008 and under the terms of the Company’s proposed merger (as described below), no shares of performance shares will be earned. Additionally, there can be no assurance that the FAS 123R amounts shown in the table will ever be realized by the named executive officer. As of December 31, 2006, all options were out-of-the-money.
(6)	These non-equity incentive plan compensations amounts were earned by the named executive officers for performance in fiscal year 2006 pursuant to the EICP. Messrs. Sonnenfeld, Buczynski and Camp did not receive awards under the EICP because the Company did not achieve the established minimum levels of core net income. See the “Compensation Discussion and Analysis” above for a description of the performance targets associated with the 2006 EICP. For each of Ms. McDermott and Mr. Uchino, their ability to earn up to 50% of their bonus award under the EICP was not contingent on achieving the minimum core net income amount, and thus the amounts shown represent the amounts earned by each executive. Mr. Hagan’s incentive bonus is based on achievement of certain loan volume and loan quality and the profitability of the production branches. See the “Compensation Discussion and Analysis,” above. To the extent earned the awards were paid on or prior to March 15, 2007.
(7)	The amounts shown in this column include the matching Company contributions to Fieldstone’s 401(k) plan, if applicable, and term life and disability insurance premiums paid by the Company for the benefit of each officer. For 2006, these amounts were as follows:

•	Mr. Sonnenfeld: 401(k) matching contribution-$13,200; term life and disability insurance premium-$5,261;

•	Mr. Kisnadwala: term life and disability insurance premium-$350;

•	Ms. McDermott: 401(k) matching contribution-$13,200; term life and disability insurance premium-$1,832;

•	Mr. Hagan: 401(k) matching contribution-$13,200; term life and disability insurance premium-$2,898;

•	Mr. Buczynski: term life and disability insurance premium-$4,649;

•	Mr. Uchino: 401(k) matching contribution-$13,200; term life and disability insurance premium-$2,533; and

•	Mr. Camp: 401(k) matching contribution-$13,200; term life and disability insurance premium-$2,205.

For Messrs. Hagan and Buczynski, the amounts reflected also include an annual automobile allowance of $12,000.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to each of the named executive officers during the fiscal year ended December 31, 2006:

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2) Maximum	Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options(4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(5)
				Threshold	Target	Maximum
Michael J. Sonnenfeld	2/21/06			9,000	18,000	21,600				$75,150
	2/21/06							30,000	$11.60	$141,210

	2/21/06		$854,000
	Total									$216,360

Nayan V. Kisnadwala(1)	2/21/06			3,750	7,500	9,000				$31,313
	2/16/06	2/14/06					45,000			$535,500
	2/16/06	2/14/06						15,000	$11.90	$70,605

	2/21/06	2/14/06	$691,250
	Total									$637,418

Teresa A. McDermott	2/21/06			1,000	2,000	2,400				$8,350
	2/21/06							5,000	$11.60	$23,535

	2/21/06		$92,400
	Total									$31,885

James T. Hagan, Jr.	2/21/06			2,500	5,000	6,000				$20,875
	2/21/06							10,000	$11.60	$47,070

	2/21/06		$646,639
	Total									$67,945

Walter P. Buczynski	2/21/06			2,500	5,000	6,000				$20,875
	2/21/06							10,000	$11.60	$47,070

	2/21/06		$578,900
	Total									$67,945

Gary K. Uchino	2/21/06			1,000	2,000	2,400				$8,350
	2/21/06							5,000	$11.60	$23,535

	2/21/06		$216,300
	Total									$31,885

John C. Camp, IV	2/21/06			2,500	5,000	6,000				$20,875
	2/21/06							10,000	$11.60	$47,070

	2/21/06		$385,875
	Total									$67,945

(1)	Mr. Kisnadwala’s option grant and restricted stock grant were approved by the Compensation Committee on February 14, 2006. The Compensation Committee set the grant date for these equity awards as Mr. Kisnadwala’s start date, which was February 16, 2006.
(2)	This column relates to awards granted in 2006 under the EICP. The EICP does not provide for a “threshold” or “target” level of compensation, but does provide for a “maximum.” For a discussion of the performance targets relating to the 2006 EICP, see the “Compensation Discussion and Analysis” above. For Messrs. Sonnenfeld, Buczynski and Camp, no amounts were earned under the EICP for 2006 as the Company did not meet the minimum core net income target required for a bonus in 2006. For Ms. McDermott and Messrs. Hagan and Uchino, the requirement of the Company to meet the core net income target under the EICP was not a threshold condition to their receiving an award and, as such, the amounts earned by each is set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. Pursuant to his offer letter, Mr. Kisnadwala had a minimum guaranteed bonus for fiscal year 2006 provided he “meets expectations” of his performance. Mr. Hagan’s estimated bonus is based on certain maximum threshold levels he may receive under his EICP award and his potential award for loan volume levels and loan quality. It also includes target estimates for amounts he may receive for branch profitability at a targeted plan number, which was based on total funded volume of $7 billion. The Company’s total funded volume in 2006 was approximately $5.5 billion.

(3)	These columns represent performance shares granted under the Equity Incentive Plan. The performance shares are earned if the Company achieves certain return on equity targets over a performance measurement period which ranges from January 1, 2006 to December 31, 2007. If the performance shares are earned, the performance shares vest in full after a two-year service period. Vested (earned) performance shares are also entitled to receive dividend equivalent rights. For a more complete discussion of the performance targets applicable to the performance shares, and the dividend equivalent rights applicable to the shares, see the “Compensation Discussion and Analysis” above.
(4)	These options were granted with accompanying dividend equivalent rights. For a description of the dividend equivalent rights, see the “Compensation Discussion and Analysis” above. These stock options cliff vest after four years.
(5)	The amounts reflect the grant date fair value of the performance shares, stock options, and restricted stock awards, as applicable, granted in 2006, calculated in accordance with FAS 123R. For a description of the assumptions made in the valuation of these awards, see footnote 13 of the Company’s financial statements for the fiscal year ended December 31, 2006 contained in Item 8 of this Annual Report (and assuming no forfeitures). There can be no assurance that the options will ever be exercised, or the performance shares earned (in which case no value will be realized by the executive). Additionally, there can be no assurance that the FAS 123R amounts shown in the table will ever be realized by the named executive officers.

Employment Agreements

Mr. Sonnenfeld’s Current Employment Agreement

In September 2003, we entered into an employment agreement with Mr. Sonnenfeld (the “Current Employment Agreement”). The Current Employment Agreement had an initial term of three years ending December 31, 2006, with automatic renewals for successive one-year terms, unless terminated earlier upon notice by either party. The Current Employment Agreement has been renewed until December 31, 2007.

The Current Employment Agreement requires Mr. Sonnenfeld to devote his best efforts to our interests and business and prohibits him from disclosing confidential information, competing with us or soliciting employees during employment and for a period of up to 24 months after employment is terminated. The Current Employment Agreement also provides for certain payments to Mr. Sonnenfeld upon his termination. See the “Potential Payments upon Termination or Change of Control” section below for a discussion of these payments.

As discussed below, Mr. Sonnenfeld’s Current Employment Agreement will be replaced in its entirety with the 2007 Employment Agreement (as defined below) upon the closing of the proposed merger with C-BASS, if and when such closing occurs.

Other Employment Arrangements

Offer Letters

We have not entered into any other employment agreements with our named executive officers. We provided Mr. Kisnadwala an employment offer letter, dated February 14, 2006. This offer letter set forth the scope of responsibility, compensation, including initial equity grants, reimbursement of up to $75,000 in moving expenses if Mr. Kisnadwala moved to Maryland prior to September 30, 2006, participation in the Company’s benefit plans, and a change of control payment in certain circumstances.

Retention Agreements

In connection with the Company’s entering into the merger agreement (as described and defined below), each of the named executive officers, other than Mr. Sonnenfeld, entered into retention agreements (“Retention Agreements”) with FMC (as defined below). The Retention Agreements provide for the payment of retention bonuses to Messrs. Kisnadwala, Buczynski, Uchino, Camp and Ms. McDermott of $20,000, $100,000, $50,000, $75,000 and $75,000, respectively, conditioned upon the closing of the merger before August 31, 2007 and their continued employment by FMC for at least 150 days after the closing of the merger, or until such earlier time as such executive’s employment with FMC is terminated either by the executive for “good reason” or by FMC without “cause” (as each such term is defined under the Retention Agreements). The retention bonuses, if payable, will be paid in a single cash payment within 195 days following the closing date of the merger.

The Retention Agreements further provide that Messrs. Kisnadwala, Hagan, Buczynski, Uchino, Camp and Ms. McDermott will be eligible to be included in FMC’s incentive bonus plan for the fiscal year ending June 30, 2008, on terms to be prescribed by FMC in its sole discretion, if they remain employed by FMC in good standing through June 30, 2008.

The Retention Agreements of Messrs. Hagan, Buczynski, Uchino, Camp and Ms. McDermott also provide for the grant of restricted equity interests of C-BASS under C-BASS’s equity-based long term incentive plan for its key employees if they remain employed by FMC through the later of the closing of the merger and July 1, 2007.

Extended Severance Benefit Agreements

Effective January 1, 2007, we entered into an extended severance benefit agreements with each of the named executive officers, other than Mr. Sonnenfeld, pursuant to which each named executive officer will be eligible for certain severance payments if he or she is subject to a qualifying termination upon a change of control of Fieldstone. For a more complete discussion of these extended severance benefits and the potential payments thereunder, see the “Potential Payments upon Termination or Change of Control” section below.

Mr. Sonnenfeld’s Employment Agreement upon Merger

In connection with the Company entering into an Agreement of Merger (the “Merger Agreement”) with C-BASS on February 15, 2007 (see the Forms 8-K filed with the Securities and Exchange Commission on February 22, 2007 and March 22, 2007, respectively), Mr. Sonnenfeld entered into a 2007 employment agreement (the “2007 Employment Agreement”) with C-BASS and Fieldstone Mortgage Company, the Company’s wholly owned operating subsidiary (“FMC”), providing for the continued employment of Mr. Sonnenfeld for a period commencing on the date of the closing of the merger under the Merger Agreement (the “Merger”) until June 30, 2009, with automatic one year renewals, unless sooner terminated in accordance with the terms of the 2007 Employment Agreement (the “Employment Period”). The 2007 Employment Agreement will become effective only upon the closing of the proposed merger.

The 2007 Employment Agreement provides for the employment of Mr. Sonnenfeld during the Employment Period as the Chief Executive Officer and President of FMC for a base salary of $427,000 per year, subject to upward adjustment to keep such salary competitive in the industry as determined by FMC’s Board of Directors. In addition, the 2007 Employment Agreement provides that during the Employment Period, Mr. Sonnenfeld is eligible for an annual cash bonus as determined by FMC’s Board of Directors in the amount of at least $300,000. The 2007 Employment Agreement further provides that, at the sole discretion of FMC or C-BASS, as applicable, Mr. Sonnenfeld will be entitled to receive awards of equity-based compensation and to participate in other executive-level incentive compensation plans established by FMC and/or C-BASS. Upon the closing of the Merger, Mr. Sonnenfeld is also to acquire restricted equity interests in C-BASS. These restricted equity interests (together with the restricted equity interests in C-BASS being acquired by other members of Fieldstone’s management pursuant to the proposed merger) will represent less than 1% of C-BASS’s outstanding equity.

The 2007 Employment Agreement further provides that if Mr. Sonnenfeld terminates his employment without “good reason” or FMC terminates his employment for “cause” (each as defined in the 2007 Employment Agreement), FMC will pay to Mr. Sonnenfeld any salary and benefits earned but unpaid through the date of termination. In addition, if FMC terminates Mr. Sonnenfeld’s employment for cause due to inadequate job performance, Mr. Sonnenfeld is also entitled to the following payments and benefits payable within 30 days of his termination of employment: (i) an amount equal to his then current annual base salary and (ii) a bonus equal to that paid to Mr. Sonnenfeld for the preceding employment year, in each case pro rated based on the number of days elapsed in the current employment year.

In the event Mr. Sonnenfeld terminates his employment for good reason or FMC materially breaches any material term of the 2007 Employment Agreement, or if FMC terminates Mr. Sonnenfeld’s employment without cause and without any disability (as defined in the 2007 Employment Agreement), FMC will pay to Mr. Sonnenfeld, within 30 days of his termination of employment: (i) his salary through the end of the period commencing on the day following termination of employment through the end of the Employment Period, (ii) a bonus equal to the greater of (x) $600,000 and (y) the bonus paid to him for the employment year immediately preceding the year of termination, in each case, multiplied by the number of full and partial employment years remaining in the period commencing on the day following termination of employment through the remaining Employment Period, and (iii) any other accrued but unpaid amounts due under the 2007 Employment Agreement.

The 2007 Employment Agreement further provides that if Mr. Sonnenfeld’s employment with FMC is terminated by reason of his death or disability prior to the end of the Employment Period, FMC will pay to

Mr. Sonnenfeld (or his personal representative): (i) his then current salary through the longer of six months or the end of the employment year (but not longer than the end of the Employment Period), (ii) a cash bonus equal to the greater of (x) $300,000 and (y) the cash bonus received by Mr. Sonnenfeld for the most recently completed employment year, prorated through the end of the fiscal quarter when such death or disability occurred, (iii) in the case of disability, all insurance and other benefits provided to Mr. Sonnenfeld as of the date of termination for the longer of the end of the Employment Period or 18 months, or as otherwise provided for in the 2007 Employment Agreement, and (iv) any other accrued and unpaid amounts due Mr. Sonnenfeld under the terms of the 2007 Employment Agreement.

The 2007 Employment Agreement provides that upon a change of control of FMC (as defined in the 2007 Employment Agreement), followed by termination of Mr. Sonnenfeld’s employment within one year after the date of such change of control, Mr. Sonnenfeld is entitled to a lump sum severance payment payable within five days following termination of employment in an amount equal to the sum of (i) 2.5 times his annual salary at the rate of salary in effect immediately preceding termination and (ii) 2.5 times the greater of (x) $600,000 and (y) the annual bonus paid for the employment year immediately preceding termination, in each case subject to adjustment for termination for cause as described in the 2007 Employment Agreement.

In addition, under the 2007 Employment Agreement, Mr. Sonnenfeld has agreed to certain customary non-competition and non-solicitation restrictions during the period of his employment with FMC and, thereafter, for the longer of (x) one year in the case of non-solicitation, and six months in the case of non-competition, following the termination of his employment or (y) the severance pay period, as such term is defined in the 2007 Employment Agreement. Mr. Sonnenfeld has also agreed to certain customary confidentiality and proprietary information obligations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by each of our named executive officers at December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date (1)		Number of Shares or Units of Stock That Have Not Vested(6)		Market Value of Shares or Units of Stock That Have Not Vested(8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(9)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(8)
Michael J. Sonnenfeld	160,600	25,000	$15.00	11/14/2013	(2)	25,000		$109,500	9,000	$39,420
	0	30,000	$12.70	3/31/2012	(3)
	0	30,000	$11.60	3/31/2013	(4)

Nayan V. Kisnadwala	0	15,000	$11.90	3/31/2013	(4)	33,750	(7)	$147,825	3,750	$16,425

Teresa A. McDermott	3,750	1,250	$15.00	11/14/2013	(2)
	7,500	2,500	$19.25	2/25/2014	(5)
	0	5,400	$12.70	3/31/2012	(3)	1,250		$5,475
	0	5,000	$11.60	3/31/2013	(4)	1,250		$5,475	1,000	$4,380

James T. Hagan, Jr.	30,000	10,000	$15.00	11/14/2013	(2)	10,000		$43,800	2,500	$10,950
	0	8,000	$12.70	3/31/2012	(3)
	0	10,000	$11.60	3/31/2013	(4)

Walter P. Buczynski	30,000	10,000	$15.00	11/14/2013	(2)	10,000		$43,800	2,500	10,950
	0	8,000	$12.70	3/31/2012	(3)
	0	10,000	$11.60	3/31/2013	(4)

Gary K. Uchino	22,500	7,500	$15.00	11/14/2013	(2)	5,000		$21,900	1,000	$4,380
	0	8,000	$12.70	3/31/2012	(3)
	0	5,000	$11.60	3/31/2013	(4)

John C. Camp, IV	22,500	7,500	$15.00	11/14/2013	(2)	5,000		$21,900	2,500	$10,950
	0	8,000	$12.70	3/31/2012	(3)
	0	10,000	$11.60	3/31/2013	(4)

(1)	Options with expiration dates of 3/31/2012 and 3/31/2013 were granted with dividend equivalent rights. On each dividend payment date, the dividend equivalents accrue and are credited and deemed invested in a number of phantom stock equal to the dividend times the shares underlying the option divided by the closing price of the Company’s common stock on the dividend payment date. In addition, the phantom shares are also credited with dividend equivalents and accrue dividend equivalents in the manner described above. Upon the vesting of the underlying option, the phantom shares are paid out in cash in an amount equal to the number of phantom shares dividend by the fair market value of the Company’s common stock on the vesting date. Including the Company’s last dividend payment date, which occurred on January 18, 2007, the named executive officers have been credited with the following phantom shares: Mr. Sonnenfeld: 13,873; Mr. Kisnadwala: 2,318; Ms. McDermott: 2,436; Mr. Hagan: 4,008; Mr. Buczynski: 4,008; Mr. Uchino: 3,236; and Mr. Camp: 4,008.
(2)	The unvested portion of these options will vest in full on December 31, 2007.
(3)	The unvested portion of these options will vest in full on March 31, 2009.
(4)	The unvested portion of these options will vest in full on March 31, 2010.
(5)	The unvested portion of these options will vest in full on December 31, 2007.
(6)	The unvested portion of these restricted stocks will vest in full on December 31, 2007.
(7)	The unvested portion of Mr. Kisnadwala’s restricted stock will vest in three equal installments on December 31, 2007, December 31, 2008, and December 31, 2009.
(8)	Market value calculated based on the closing market price of Fieldstone’s common stock on December 29, 2006, or $4.38 per share, multiplied by the number of unvested shares of restricted stock or unearned performance shares, respectively.
(9)	The performance shares may be earned, if at all, based on Fieldstone’s return on equity over the performance period, January 1, 2006 to December 31, 2007. If earned, the performance shares are subject to an additional service-based vesting period and will vest in full on March 31, 2011. After the performance shares are earned, the shares will accrue dividend equivalent rights. However, the dividends will not be paid until the shares are vested, if at all.

Option Exercises and Stock Vested

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting(2)
Michael J. Sonnenfeld	0	$0	25,000		$109,500

Nayan V. Kisnadwala	0	$0	11,250		$49,275

Teresa A. McDermott	0	$0	2,500		$10,950

James T. Hagan, Jr.	0	$0	10,000	(1)	$43,800

Walter P. Buczynski	0	$0	10,000	(1)	$43,800

Gary K. Uchino	0	$0	5,000		$21,900

John C. Camp, IV	0	$0	5,000		$21,900

(1)	Upon the vesting of the restricted stock for each of Mr. Hagan and Mr. Buczynski 3,575 of the shares were used to pay the withholding taxes due upon the vesting of the shares.
(2)	Value realized calculated by multiplying the closing market price for Fieldstone’s common stock on December 29, 2006, or $4.38, by the number of vested shares.

Potential Payments upon Termination or Change of Control

Mr. Sonnenfeld

Pursuant to Mr. Sonnenfeld’s Current Employment Agreement (as defined under “Employment Agreements” above), in the event of termination other than for “cause” or resignation for “good reason,” (each as defined in the Current Employment Agreement), we are required to pay Mr. Sonnenfeld (i) two times his current base salary plus an additional payment of $1.25 million payable in monthly installments over a 24 month period, (ii) at Mr. Sonnenfeld’s option, the share of his employer contribution for health care costs for him and his dependants at the time of his termination for a period of up to 24 months, and (iii) at his option, temporary office space or outplacement service for a period of up to six months. The severance payment under Mr. Sonnenfeld’s employment agreement is subject to reduction or discontinuation, at the option of the Company, if Mr. Sonnenfeld becomes employed during this 24-month period. Mr. Sonnenfeld’s Current Employment Agreement also includes a tax gross-up for any excise tax related to any payments deemed to be excess parachute payments. In addition, as discussed under “Employment Agreements” above, the Current Employment Agreement prohibits Mr. Sonnenfeld from disclosing confidential information, competing with us or soliciting employees during his employment with us and for a period of up to 24 months after his employment is terminated. In the event of a termination for cause or by Mr. Sonnenfeld without good reason, he will not be entitled to the severance payments. However, the Company, at its discretion, may determine a post termination period, ranging from zero months to 24 months, during which time it may make the severance payments to Mr. Sonnenfeld and receive the benefit of the non-compete and non-solicitation under the Current Employment Agreement.

Other Named Executive Officers

We have entered into extended severance benefit agreements with each of the named executive officers (the “Extended Severance Benefit Agreements”), other than Mr. Sonnenfeld. The Extended Severance Benefit Agreements became effective January 1, 2007. In general, the Extended Severance Benefit Agreements provide that if the officer is terminated by us without “cause” or the officer terminates his employment for “good reason” (each, a “qualifying termination”), in each case, within one year following a “change of control,” (each term as defined in the Extended Severance Benefit Agreement) the officer is entitled to receive a lump sum payment in an amount equal to 24 months of his or her then current base salary plus an additional amount for Messrs. Kisnadwala, Hagan, Buczynski and Camp and in an amount equal to 12 months of his or her then current salary for Mr. Uchino and Ms. McDermott, in each case payable within 30 days of the qualifying termination subject to any restriction on payment due to Section 409A of the Code. In addition, the Extended Severance Benefit Agreements contain a non-solicitation clause restricting the officer from soliciting our and our affiliates’ employees, customers and consultants for a period of 24 months from the officer’s qualifying termination date. Prior to the occurrence of a change of control, the Company may terminate the Extended Severance Benefit Agreements upon 60 days prior written notice.

Equity Incentive Plan

Under the terms of the Company’s option award agreement, the options will automatically vest if the named executive officer is terminated without cause or the named executive officer leaves for good reason within one year of a “change of control” (each term as defined in the Equity Incentive Plan). Performance shares, if earned, will immediately vest if the named executive officer experiences an involuntary termination, as defined in the award agreement, within one year of a change of control. Additionally, under the Equity Incentive Plan, the Board may accelerate the vesting of awards under the Equity Incentive Plan, including awards of restricted stock, in the event of a “change of control”.

Estimate of Payments

The following table describes the payments and benefits that each named executive officer would be entitled to receive upon a qualifying termination of employment following a change of control of Fieldstone or in the case of Mr. Sonnenfeld, a termination of employment with out cause or with good reason. The amounts set forth below assume that the triggering event occurred on January 1, 2007, the date of the effectiveness of the Extended Severance Benefit Agreements. Thus, the amounts do not reflect the amounts potentially payable to Mr. Sonnenfeld pursuant to the 2007 Employment Agreement (as described under “Mr. Sonnenfeld’s Employment Agreement upon Merger” above), but instead reflect the amounts potentially owed to him pursuant to the Current Employment Agreement (as described above). Where benefits are based on the market value of Fieldstone’s common stock, we have used the closing market price of Fieldstone’s common stock on December 29, 2006, or $4.38 per share.

Executive Officer	Amount of Potential Cash Severance Payment(1)	Number of Stock Options Outstanding	Value of Options(2)	Number of Shares of Unvested Restricted Stock	Value of Unvested Restricted Stock(3)	Dividend Equivalent Rights
Michael J. Sonnenfeld(4)	$2,104,000	245,600	$0	25,000	$109,500	$60,764

James T. Hagan, Jr.(5)	$1,400,000	58,000	$0	10,000	$43,800	$17,555

Nayan V. Kisnadwala	$990,000	15,000	$0	33,750	$147,825	$10,153

Walter P. Buczynski	$861,600	58,000	$0	10,000	$43,800	$17,555

John C. Camp, IV	$641,000	48,000	$0	5,000	$21,900	$17,555

Gary K. Uchino	$216,300	43,000	$0	5,000	$21,900	$14,174

Teresa A. McDermott	$184,800	25,400	$0	2,500	$10,950	$10,670

(1)	Calculated based on each named executive officer’s base salary as of January 1, 2007. These amounts do not include the potential amounts payable pursuant to the Retention Agreements or 2007 Employment Agreement for each named executive officer, as described under “Employment Agreements” above.
(2)	Based on the closing price of Fieldstone common stock on December 29, 2006, and assuming a change of control took place as of January 1, 2007. As of January 1, 2007, all of the Company’s outstanding stock options were out-of-the-money.
(3)	These amounts do not include the outstanding performance shares as these shares would not be earned until December 31, 2007, if at all and assumes that the Company accelerates the restricted stock upon a change of control.
(4)	In the absence of a change of control, if Mr. Sonnenfeld is terminated without cause or he terminates his position with good reason, he would be entitled to his cash severance payment but he would not be entitled to the payments under the columns titled “Value of Unvested Restricted Stock” and “Dividend Equivalent Rights.” Additionally, under Mr. Sonnenfeld’s Current Agreement, upon a termination without cause or for good reason, Mr. Sonnenfeld, at his option, is entitled to office space for six months and the payment of his and his dependents employer contribution for 24 months.
(5)	Mr. Hagan may also be entitled to his retention bonus of $250,000 under the Senior Managers Incentive and Retention Bonus Plan in the event of a qualifying termination prior to June 30, 2007.

In addition to the amounts set forth above, upon any termination of employment, each officer would also be entitled to receive all payments generally provided to salaried employees on a non-discriminatory basis on termination, such as accrued salary, unused vacation and 401(k) plan distributions.

In the case of death or disability, the named executive officers options and restricted stock will vest immediately upon the date of termination and will be exercisable for a set period. In the event of death or disability within one year following a corporate transaction (as defined in the Equity Incentive Plan), the named executive officers performance shares, if earned, will immediately vest, otherwise the performance shares will be forfeited.

Compensation of Directors

We pay our non-employee directors the following fees:

Annual retainer	$40,000 ($50,000 per annum for the Chairman of the Board)
Annual retainer for committee chair	$5,000 ($10,000 per annum for the Audit Committee chair)
Fee for each board and committee meeting attended in person	$2,500 ($5,000 per meeting for the Chairman of the Board or the Chair of the Committee)
Fee for each board and committee meeting attended telephonically	$1,250 ($2,500 per meeting for the Chairman of the Board or the Chair of the Committee)

We also reimburse our non-employee directors for their reasonable travel expenses incurred in connection with their attendance at board meetings and committee meetings and in connection with their participation in conferences and training related to their duties as directors.

In November 2003, in connection with the closing of our 144 Equity Offering, we issued options and restricted stock to our then non-employee directors (Messrs. Eckert, Engelman, Michael and Springer and Ms. Martin). These option and restricted stock grants were made under the Equity Incentive Plan. Our Chairman, Mr. Eckert, received options to purchase 30,000 shares of our common stock at an exercise price of $15 per share, the price paid by the investors in the Company’s 144 Equity Offering, and Ms. Martin and each of Messrs. Engelman, Michael and Springer received options to purchase 15,000 shares of our common stock at the same exercise price. The stock options vest in four equal installments over a four-year period, beginning on December 31, 2004. In addition, Mr. Eckert received 20,000 shares of restricted stock, and Ms. Martin and each of Messrs. Engelman, Michael and Springer received 10,000 shares of restricted stock. The shares of restricted stock vest in four equal installments over a four-year vesting period, beginning on December 31, 2004.

Upon joining the Board of Directors on August 18, 2004, Mr. Schoenholz received (i) options to purchase 15,000 shares of our common stock at an exercise price of $15.25 per share, which was the fair market value of our common stock on the date of grant, and (ii) 10,000 shares of restricted stock. Mr. Schoenholz’s options vest in four equal installments over a four-year period, beginning on June 30, 2005. Mr. Schoenholz’s shares of restricted stock vest in four equal installments over a four-year vesting period, beginning on June 30, 2005.

There were no equity grants to non-employee directors in 2005 or in 2006.

In order to promote equity ownership and further align the interests of our Board of Directors with our stockholders, our Board of Directors has adopted ownership guidelines for our non-management directors. Under these guidelines, our non-management directors are expected to maintain a significant ownership position, which is set at five times their annual retainer.

The following table sets forth the compensation earned by our non-employee directors during the last fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thomas D. Eckert	$100,000	$81,334	$12,026	$0	N/A	$0	$193,360

David S. Engelman	$92,500	$40,667	$6,013	$0	N/A	$0	$139,180

Celia V. Martin	$73,750	$40,667	$6,013	$0	N/A	$0	$120,430

Jonathan E. Michael	$102,500	$40,667	$6,013	$0	N/A	$0	$149,180

David A. Schoenholz	$73,750	$38,120	$5,890	$0	N/A	$0	$117,760

Jeffrey R. Springer	$93,750	$40,667	$6,013	$0	N/A	$0	$140,430

(1)	The amounts reflected in these columns represent the compensation cost recognized by Fieldstone during 2006 under FAS 123R for grants of stock options and service-based restricted stock made in 2006 and prior years, disregarding any estimates based on service-based forfeiture conditions. For a description of the assumptions made in the valuation of these awards see footnote 13 of the Company’s financial statements for the fiscal year ended December 31, 2006 contained in Item 8 of this Annual Report on Form 10-K. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the director). Additionally, there can be no assurance that the FAS 123R amounts shown in the table will ever be realized by the director.

Compensation Committee Interlocks and Insider Participation

The following directors served on the Compensation Committee of our Board of Directors during 2006: Jeffrey R. Springer, Thomas D. Eckert, and David S. Engelman. None of these individuals was or ever has been an employee of Fieldstone or any of our subsidiaries. During fiscal 2006, no member of the Compensation Committee was an executive officer of another entity on whose compensation committee or board of directors an executive officer of Fieldstone served.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 16, 2007, the number of shares and percentage of Fieldstone common stock beneficially owned by (i) each person who owns of record or is known to Fieldstone to beneficially own more than 5% of Fieldstone’s common stock, (ii) each of Fieldstone’s directors and each of the named executive officers, and (iii) all executive officers and directors of Fieldstone as a group. As of April 16, 2007, 46,872,394 shares of Fieldstone common stock were outstanding. Except as otherwise indicated, each person or entity included in the table below has sole voting and investment power with respect to the shares beneficially owned by that person or entity. Under applicable SEC rules, the definition of beneficial ownership for purposes of this table includes shares over which a person or entity has sole or shared voting or investment power, whether or not the person or entity has any economic interest in the shares, and also includes shares for which the person has the right to acquire beneficial ownership within 60 days of April 16, 2007.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
More than 5% Beneficial Owners:

Massachusetts Mutual Life Insurance Company(2)	4,600,000		9.8%

Directors and Named Executive Officers(3):
Thomas D. Eckert	138,872	(4)	*
David S. Engelman	36,547	(5)	*
Celia V. Martin	54,750	(6)	*
Jonathan E. Michael	51,250	(6)	*
David A. Schoenholz	30,500	(7)	*
Jeffrey R. Springer	33,250	(8)	*
Michael J. Sonnenfeld	1,163,300	(9)	2.5%
Nayan V. Kisnadwala	45,000		*
Walter P. Buczynski	78,664	(10)	*
James T. Hagan, Jr.	97,480	(10)	*
John C. Camp, IV	60,500	(11)	*
Teresa A. McDermott	20,140	(6)	*
Gary K. Uchino	105,300	(12)	*
All directors and executive officers as a group (13 persons)	1,822,753		3.9%

*	Less than 1%.
(1)	The total number of shares deemed outstanding and used in calculating this percentage for the named person(s) is the sum of (i) 46,872,394 shares of our common stock outstanding as of April 16, 2007 and (ii) the number of shares of our common stock that are issuable to such person(s) upon exercise of options that are exercisable within 60 days of April 16, 2007. The total number of shares outstanding does not assume, however, that options held by other persons are exercised for shares of our common stock.
(2)	The information concerning this stockholder is based solely on a Schedule 13G filed with the SEC on January 16, 2007. As a result of Massachusetts Mutual Life Insurance Company and its affiliates’ (“MassMutual”) ownership or control of certain advisory accounts and private investment companies holding 4,600,000 shares of our common stock, MassMutual may be deemed to be the beneficial owner of all 4,600,000 shares. The address for MassMutual is 1295 State Street, Springfield, MA 01111.
(3)	The address of each of our directors and officers is c/o Fieldstone Investment Corporation, 11000 Broken Land Parkway, Columbia, Maryland 21044.
(4)	Includes 22,500 shares underlying options granted under the Equity Incentive Plan that are exercisable within 60 days of April 16, 2007 and 86,000 shares Mr. Eckert holds jointly with his wife.
(5)	Includes 11,250 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007 and 6,740 shares owned by the Engelman Family Trust dated 5/7/92 of which Mr. Engelman is a trustee and, with members of his immediate family, a beneficiary and 13,500 shares Mr. Engelman holds jointly with his wife.
(6)	Includes 11,250 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007.
(7)	Includes 7,500 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007 and 15,500 shares gifted by Mr. Schoenholz to his family foundation, a nonprofit organization of which he and his wife are the trustees.
(8)	Includes 11,250 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007 and 7,000 shares Mr. Springer holds jointly with his wife.
(9)	Includes 160,600 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007.
(10)	Includes 30,000 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007.
(11)	Includes 22,500 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007.
(12)	Includes 22,500 shares underlying options granted under our Equity Incentive Plan that are exercisable within 60 days of April 16, 2007 and 37,500 shares Mr. Uchino holds jointly with his wife.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of Fieldstone common stock that may be issued under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)
Equity compensation plans approved by security holders	894,500	$14.28	1,118,950
Equity compensation plans not approved by security holders	—	—	—

Total	894,500	$14.28	1,118,950

(1)	The number of securities in this column does not include 465,134 shares of restricted stock awards outstanding under our Equity Incentive Plan and 83,400 shares reserved for issuance under awards of performance shares under our Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

Fieldstone has adopted a written related party transaction policy setting forth the policies and procedures for the review and approval or ratification of related party transactions. Under the policy, the Audit Committee of the Board is required to review and if appropriate approve all related party transactions prior to consummation whenever practicable. If advance approval of a related person transaction is not practicable under the circumstances or if Fieldstone management becomes aware of a related person transaction that has not been previously approved or ratified, the transaction will be submitted to the Audit Committee and depending on the urgency, the Audit Committee will call a special meeting or review the matter at the Audit Committee’s next regularly scheduled meeting. The Audit Committee is required to review and consider all relevant information available to it about each related person transaction, and a transaction is considered approved or ratified under the policy if the Audit Committee authorizes it according to the terms of the policy after full disclosure of the related person’s interests in the transaction. If the Audit Committee determines that the related party transaction should be reviewed by the full Board, the Audit Committee may submit the matter to the full Board for its review and approval. In either case, the related party transaction is considered approved if approved by a majority of the disinterested members of the Audit Committee or full Board, as appropriate, or as otherwise approved in accordance with Maryland General Corporate Law.

The definition of “related person transactions” for purposes of the policy is a transaction, including transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act, between a related party other than (i) transactions available to all employees generally or (ii) transactions involving less than $10,000 when aggregated with all similar transactions. A related party is defined under the policy as a director, executive officer or immediate family member of such director or executive officer, and entities affiliated with such director or executive officer.

Relationships and Transactions

Surety Bonds. To receive a mortgage license in certain states, we are required to post a surety bond with that state. An affiliate of RLI Corp., a specialty insurance broker, has provided us with these surety bonds in the past. In 2006, we paid $65,000 in insurance premiums on these surety bonds to an affiliate of RLI Corp. Mr. Michael, a director of Fieldstone, is the President and Chief Executive Officer of RLI Corp. The Audit Committee reviewed and approved these transactions under its related persons transaction policy, with Mr. Michael abstaining from the discussion and vote.

Stock Repurchase Plan. In November 2005, our Board of Directors authorized the repurchase of up to $40.0 million of outstanding common shares through December 31, 2006 under a stock repurchase program as previously disclosed. In connection with the purchase of 1,928,000 shares of common stock in the aggregate under the stock repurchase plan, Fieldstone engaged Friedman, Billings, Ramsey Group, Inc. as its broker for certain of these transactions. Fieldstone paid $11,460 of commissions to Friedman, Billings Ramsey Group, Inc., which during 2006 owned in excess of 5% of Fieldstone’s outstanding common stock. The stock repurchase program expired on December 31, 2006.

Director Independence

The Board of Directors has determined that all of the current directors other than Mr. Sonnenfeld, its President and Chief Executive Officer, are “independent” of Fieldstone within the meaning of the rules governing NASDAQ listed companies.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

The following is a summary of the fees billed to Fieldstone by Deloitte & Touche LLP for professional services rendered for the fiscal years ended December 31, 2005 and 2006 and by KPMG LLP for the fiscal year ended December 31, 2005:

Fee Category	Fiscal Year 2006	Fiscal Year 2005(1)(2)
Audit Fees	$2,354,223	$1,889,699
Audit-Related Fees	317,900	158,489
Tax Fees	111,135	142,548
All Other Fees	—	—

Total	$2,783,258	$2,190,736

(1)	The fees paid to Deloitte & Touche LLP during the 2005 fiscal year were as follows: Audit Fees $1,690,049, of which $934,000 related to the re-audits of 2004 and 2003; Audit-Related Fees $42,000; and Tax Fees $19,125.
(2)	The fees paid to KPMG LLP during the 2005 fiscal year were as follows: Audit Fees $199,650; Audit-Related Fees $116,489; and Tax Fees $123,423.

Audit Fees. Consists of fees billed for professional services rendered for the audit of Fieldstone’s consolidated financial statements and review of the interim consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Fieldstone’s consolidated financial statements and are not reported under “Audit Fees.” These services include professional services requested by Fieldstone in connection with offering memoranda and registration statements, securitization transactions, employee benefit plan audits and accounting consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, assistance with tax reporting requirements and audit compliance and tax advice on state tax matters.

Pre-Approval Policy

The Audit Committee has adopted written policies and procedures whereby it may pre-approve the provision of certain services to us by our independent registered public accounting firm. The policy of the Audit Committee is to provide pre-approval for certain specified audit, audit related and non-audit related services that meet certain guidelines and established amounts. In addition, the Chair of the Audit Committee is authorized to pre-approve certain services for projects arising during a quarter that have not previously been pre-approved by the Audit Committee under its established guidelines. The Chair of the Audit Committee will report any such pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has determined that Deloitte & Touche LLP’s provision of non-audit services to us and our subsidiaries is compatible with the maintenance of Deloitte & Touche LLP’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIELDSTONE INVESTMENT CORPORATION
(registrant)

Dated April 30, 2007	By:	/s/ MICHAEL J. SONNENFELD
Michael J. Sonnenfeld
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL J. SONNENFELD Michael J. Sonnenfeld	President and Chief Executive Officer, Director (Principal Executive Officer)	April 30, 2007

/s/ NAYAN V. KISNADWALA Nayan V. Kisnadwala	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007

/s/ THOMAS D. ECKERT* Thomas D. Eckert	Chairman of the Board	April 30, 2007

/s/ DAVID S. ENGELMAN* David S. Engelman	Director	April 30, 2007

/s/ CELIA V. MARTIN* Celia V. Martin	Director	April 30, 2007

/s/ JONATHAN E. MICHAEL* Jonathan E. Michael	Director	April 30, 2007

/s/ DAVID A. SCHOENHOLZ* David A. Schoenholz	Director	April 30, 2007

/s/ JEFFREY R. SPRINGER* Jeffrey R. Springer	Director	April 30, 2007

*By: /s/ Michael J. Sonnenfeld Power of Attorney		April 30, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002